Form 10KSB
period 1995-12-31
MONITREND INVESTMENT MANAGEMENT INC
filed 1996-05-31
CIK 811614

FORM 10-KSB
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995

                                      or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

   For the transition period from                    to
                                  ------------------    ----------------

                         Commission File No. 0-16462
                         ---------------------------

                    MONITREND INVESTMENT MANAGEMENT, INC.
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                           22-6382734
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

     1299 Ocean Avenue, Suite 210
      Santa Monica, California                                    90401
     (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (310) 393-1424
                          --------------------------

      Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                               (Title of Class)
                      Preferred Stock, $0.001 par value
                               (Title of Class)
                  Series A Preferred Stock, $0.001 par value
                               (Title of Class)
                         ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  x   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $0 in 1995.

As of December 31, 1995, 19,102,394 shares of Common Stock, $0.001 par value per share, 1,487,046 shares of Preferred Stock, $0.001 par value per share, and 3,189,378 shares of Series A Preferred Stock, $0.001 par value per share, were issued and outstanding. Of the 19,102,394 shares of common stock shown as outstanding, 1,612,000 have been reserved for issuance to Corporate
Life Insurance Co., or its statutory liquidator, as it designates. At December 31, 1995, units comprising the Company's
Preferred Stock and Common Stock were listed, without bid and ask quotations, in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau, Inc. Therefore, it is not practical to estimate the aggregate market value of voting stock held by non-affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 1995 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11 and 12 under
Part III hereof.

Transitional Small Business Disclosure Format:  Yes      No  x
                                                    ---     ---

                                    PART 1

                       ITEM 1.  DESCRIPTION OF BUSINESS
                                -----------------------

GENERAL DEVELOPMENT OF BUSINESS
- -------------------------------

     Monitrend Investment Management, Inc. (the "Company") serves as a Registered Investment Advisor under the Investment Advisers Act of 1940, as amended (the "Investment Act"). The Company receives revenues in the form of advisory fees from Monitrend Mutual Fund (symbol: "MONITR"). MONITR is a diversified open-end investment company composed of seven (7) separate portfolios or series: (1) PIA Adjustable Rate Government Securities Fund (the "Adjustable Rate Fund"); (2) PIA-Monitrend Government Income Fund (the "Government Income Fund"); (3) Monitrend Growth and Income Fund (the "Growth and Income Fund"); (4) Monitrend Gold Fund (the "Gold Fund"); (5) Monitrend Growth Fund (the "Growth Fund"); (6) Monitrend Gaming and Leisure Fund (the "Gaming Fund"); and (7) Monitrend Technology Fund (the "Technology Fund") (collectively referred to herein as the "Funds").

     MONITR was established by Phillip R. Verrill and other founders who are no longer active in the company. In 1984, the company developed its first fund and has since introduced the six additional funds referred to above.

     At present, the Company's only source of revenue is fee income from advisory services rendered to MONITR. MONITR currently pays the Company a management fee as a percentage of the net assets managed by the Company. The fees are based on an annual percentage rate computed daily of each fund's average daily net assets, which fees are reduced at various levels of assets under management. The annual percentage rate for the Growth and Income Fund, the Gold Fund, the Growth Fund and the Technology Fund currently range from 0.625% up to 1.0%, but may be reduced to 0.375% if substantially higher asset levels are achieved. The management fee for the Government Income Fund is set at .20%; the Adjustable Rate Fund is set at .04%, and the Gaming Fund is set at 1.25% of each fund's average daily net assets computed in the same fashion. As part of its investment advisory services for MONITR, the Company selects and directs the purchase and sale of the equities, government securities and cash equivalents comprising the funds.

     The Company uses various investment techniques including the extensive use of outside advisors and sub-advisors. The Company forecasts likely trends in the equities markets and likely trends in interest rates. These forecasts are formulated through statistical analysis of both fundamental economic indicators, including, but not limited to, interest rates, Consumer Price Index, the Index of Leading Economic Indicators and the rate of growth of the money supply, and technical market indicators such as stock price movements and industry group price trends, volume data, various sentiment indicators and cyclical observations.

RECENT DEVELOPMENTS
- -------------------

     The Company filed with the Securities and Exchange Commission (the "Commission") on February 10, 1994, a Current Report on Form 8-KSB for the purpose of disclosing that it had entered into a Share Purchase Agreement (the "Agreement") with Corporate Life Insurance Company, a Pennsylvania stock life insurance company ("CLIC"), on January 17, 1994. Under the terms of the Agreement, the Company was to issue shares of its common stock, par value $.001 per share (the "Shares") in exchange for $585,000 in cash and certain assets of CLIC valued at approximately $4,000,000. The Agreement and related transactions were scheduled to close on or about April 29, 1994, upon completion of the due diligence review by the Company and CLIC.

     On February 16, 1994, the Company was advised by the Liquidation and Special Fund Division of the Department of Insurance for the State of Pennsylvania (the "Insurance Regulators") that pursuant to state regulatory action instituted against CLIC an Order of Liquidation was entered by the Commonwealth Court of Pennsylvania on February 15, 1994 (the "Order"). Under the terms of the Order, the right or power of CLIC to engage in or consummate non-liquidation activities, such as closing on the Agreement, were eliminated. Given the foregoing, the transaction set forth in the Agreement was terminated and the Company will not engage in any further business transactions with CLIC. Under certain circumstances, if they were to occur, the Company might be required to return all or a portion of certain preclosing expense reimbursements advanced by CLIC to the Company. The Company is currently engaged in discussions with the special counsel to the Insurance Regulators relating to the advancements and certain other issues relating to the Agreement.

     Subsequently, in March 1994, the Company and BeneFund, Inc., a Colorado corporation ("BeneFund"), entered into a Share Purchase Agreement (the "Purchase Agreement") whereby BeneFund agreed to purchase the number of shares of the Company's common stock representing 80% of the issued and outstanding common capital stock of the Company, along with certain shares of the Company's preferred stock with par and stated value of approximately $3,301,932. Among the preclosing conditions to the Purchase Agreement, BeneFund and the Company agreed to exchange 1,000,000 restricted shares of the Company's common stock for 200,000 restricted shares of BeneFund's common stock. Prior to the consummation of the afore-referenced transaction, the Company was to undertake certain corporate recapitalization activities in accordance with the terms and conditions of the Purchase Agreement. On November 16, 1994, BeneFund announced that James R. Hocking, previously a Chief Investment Officer with Citibank, U.S. Private Bank, and formerly a senior investment executive at Templeton International, Schroder Capital Management, John Hancock Mutual Life, and Continental Illinois National Bank, would head the financial services division after consummation of the transaction. Assuming satisfaction and performance of all preclosing conditions, it was anticipated that this transaction would be consummated as soon as practical, subject to requisite shareholder and regulatory approval.

     On May 7, 1996 the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-KSB for the purpose of disclosing that it had entered into an agreement in principle with an investment group led by Lloyd McAdams and Heather U. Baines, Pacific Income Advisors and Capital Advisors Inc. which calls for a capital investment in the Company and a three year agreement to provide facilities and management personnel. All parties are working to complete related documentation and expect to finalize the transaction within 30 days or sooner. The new management group plans to build-up Monitrend's customer service facilities and expand the Company's analytical staff.

     In a related matter, the Company and BeneFund have agreed to a transaction which calls for the transfer of BeneFund's interest in the Company to the aforementioned investment group in exchange for preferred stock and retention of the 1,000,000 shares of the Company common previously issued. The agreement supersedes prior arrangements, including but not limited to the Purchase Agreement, and both companies have determined that this arrangement better facilitates the plans the companies have for developing financial products.

     In conjunction with the transaction with Pacific Income Advisors, the Company will likely move its corporate offices to Santa Monica, California. The transaction requires regulatory and stockholder approval which will be submitted on the appropriate timetable.


FINANCIAL INFORMATION ABOUT SEGMENTS
- ------------------------------------

     The following tables set forth certain information about operations of the Company, including information about the Funds of MONITR under management by the Company at December 31, 1993, 1994 and 1995, where applicable:

PIA ADJUSTABLE RATE GOVERNMENT SECURITIES FUND:*<F1>

                                     Year Ended       Year Ended    Year Ended
                                       12/31/93         12/31/94      12/31/95
                                     ----------        ---------    ----------

Number of Holders                      -               12             18
Total assets                                           $2,046,713     $4,268,993
Net Asset Value                                        $9.99          $10.12
Dividend                                               $0.0041        $0.07

(*<F1>Established March 1994)

PIA-MONITREND GOVERNMENT INCOME FUND:


Number of Holders                      89              66             53
Total assets                           $1,219,165      $861,126       $936,980
Net Asset Value                        $14.09          $12.75         $12.75
Dividend                               $0.73           $0.87          $0.80


MONITREND GROWTH AND INCOME FUND:*<F2>

Number of Holders                      553             413            334
Total assets                           $2,408,082      $1,570,012     $1,387,630
Net Asset Value                        $17.13          $16.71         $21.59
Dividend                               $0.04           $0.09          $0.02

(*<F2>merged with the Monitrend Value Series on May 31, 1991, formerly Summation
Fund)

MONITREND GOLD FUND:

Number of Holders                      212             193            166
Total assets                           $3,185,046      $744,332       $382,018
Net Asset Value                        $12.18          $6.06          $5.71
Dividend                               $0.00           $0.00          $0.00

MONITREND GROWTH FUND:*<F3>

Number of Holders                      229             177            124
Total assets                           $1,300,792      $577,315       $474,719
Net Asset Value                        $13.75          $11.02         $15.39
Dividend                               $0.00           $0.00          $0.00

(*<F3>Established April 1992)


MONITREND GAMING & LEISURE FUND:*<F4>


Number of Holders                      237             271            163
Total assets                           $872,128        $769,015       $390,441
Net Asset Value                        $8.02           $6.29          $6.29
Dividend                               $0.00           $0.00          $0.00

(*<F4>Established October 1993)

MONITREND TECHNOLOGY FUND:*<F5>

Number of Holders                      18              37             42
Total assets                           $42,876         $284,429       $293,676
Net Asset Value                        $14.84          $14.00         $18.17
Dividend                               $0.00           $0.32          $1.76

(*<F5>Established October 1993)


DEVELOPMENT OF NEW FUNDS AND CONTEMPLATED PORTFOLIO CHANGES:

     The development of additional funds, as well as a number of contemplated changes, will be instituted upon completion of the investment group transaction led by Lloyd McAdams, Heather U. Baines, Pacific Income Advisors and Capital Advisors Inc.

     During fiscal year ended December 31, 1995, cash flow for redemption of MONITR fund securities had not yet impacted the Company's money management since the MONITR fund managed by the Company has had adequate cash to meet redemption needs. There is no assurance that such cash flow for such redemptions will be adequate in the future.

SUMMARY
- -------
                                     Year Ended       Year Ended    Year Ended
                                       12/31/93         12/31/94      12/31/95
                                     ----------       ----------    ----------

Aggregate Net Management Fees
  Received by the Company              $(90,126)       $0             $0

Net Loss                               $(453,873)      $(739,006)     $(325,150)


     On May 8, 1992, the Company initiated a private placement of 1,330,000 Units, each unit consisting of two shares of Series A Preferred Stock and three shares of Common Stock for an aggregate offering of $864,500. The private placement was supplemented on November 9, 1992 and again on February 5, 1993, with the February 5, 1993 supplement increasing the offering to a maximum of $925,000. This offering closed in February 1993 with gross proceeds of $873,531.10 resulting from the private placement.


OPERATIONS
- ----------

     The Company's current business plan emphasizes the use of a diversified investment approach that includes the extensive use of outside advisors and subadvisors in funds management. The Company offers its services to manage funds through the MONITR fund for those who lack the time, training, and experience to shift portfolio commitments in response to changes in the market.

OVERVIEW OF MONITREND'S APPROACH TO MARKETS
- -------------------------------------------

     The market indicators, market phase analysis methods and interpretation of the market used by the Company were developed by the Company's founders and principals plus certain outside advisors. Management of the Company offers several approaches to the market which will include investing for long term capital gains and allocation of assets in and out of various markets that can maximize long term capital growth by shifting funds in response to, or in anticipation of, market developments. If the market outlook appears positive, funds may be invested in the market to gain from the anticipated market rise.
If the market outlook appears negative and a market decline is to be avoided, several of the funds may liquidate a portion of their portfolio and investing in short-term interest-bearing securities or portfolio hedging may be initiated.
In a declining market, avoiding losses is often difficult. While addressing market risks, the methodology does not eliminate all market risks or all risks of loss related to individual securities or industry sectors.

     The Company's strategies incorporate the basic premise that past actions of the stock market provide information which is useful in attempting to forecast future market trends. The market action decisions are based upon quantitative statistical analysis of past market patterns and the use of probability theory. The statistical analysis includes collection, classification, and tabulation of market and economic data. The probability analysis uses the resulting data to make predictions under different assumed or actual circumstances and evidences a likelihood that a certain market move may occur. Certain outside advisors provide fundamental analysis to determine market positions.

     Using computer automation of data collection and compilation, the Company and its advisors have assembled a database which includes more than seventy (70) years of technical data in addition to historical data on items such as gross national product, money supply growth, inflation rates, and other indicators of economic strength or weakness. The market database also includes market data such as composite market indexes and price and volume information on industry groups and individual stocks. A variety of indicators of investor sentiment as well as various momentum indicators, moving averages, and oscillators are included in the data.

     The rate of return to an investor in any fund managed by the Company is determined by several factors, including (i) performance of the market over time, (ii) the performance of the individual securities comprising the fund, and
(iii) the accuracy of the Company's and its advisors buy, sell and hold decision making activities. However, there is no assurance of a guaranteed rate of return on principal or return of principal or payment of interest.

BASIC DESCRIPTION OF THE COMPANY'S MARKET STRATEGIES
- ----------------------------------------------------

     The following information is intended as a summary of some factors affecting the Company's market strategies. The summary is not a complete explanation of such methods. The Company's methods are subject to change as additional technical data is obtained, as new models are developed and refined or as available indicators are changed. The system is inherently dynamic since the market and other factors change. In addition, each Fund and its Advisors and Sub-Advisors can have different investment methodologies depending on their particular expertise and market segment.

     FUNDAMENTAL INDICATORS

     The Company and its advisors consider certain fundamental characteristics which include, but are not limited to: (i) a positive cash flow to allow for self-financing growth; (ii) a return on equity of close to 20%; (iii) a debt to equity ratio lower than that of the average public company; (iv) the payment of taxes at normal tax rates; (v) a diversified customer and supplier base; (vi) accounts receivable having an average of maturity of less than 70 days; and
(vii) increasing operating margins and declining sales and administrative expenses. Although the companies in which the Company may invest may not be the largest and best known companies in their industry groups, they frequently are in rapidly growing sectors of the economy and often bring proprietary skills to a developing niche in a particular market.

     In selecting investments, the Company will consider the public filings of issuers with the Commission as well as research reports of broker-dealers and trade publications. In appropriate situations, the Company and/or Growth Fund Sub-Adviser may meet with management. Greater weight will be given to internal factors such as product or service development than to external factors such as interest rate changes and general stock market trends.

     LONG-TERM INDICATORS

     The Company and its advisors consider, but are not limited to, long-term indicators, such as the Major Trough Indicator ("MTI"), to determine the market's current position within its long-term cycle. According to management's analysis, the market generally has a long-term cycle of about four years. The MTI is a monthly measure which tracks the market's rate of change during its long-term cycle. Management of the Company believes that the market acts and reacts differently at various points or phases in its long-term cycle.

     Different rules governing buy or sell decisions for each phase of the market have been devised. The requirements for generating a buy signal during a bullish market phase are less stringent than those that apply in a bearish market phase. Conversely, sell signals are easier to trigger during a bearish phase.

     MARKET PHASE ANALYSIS

     Market phase analysis is another concept of the Company's market evaluation methodology. This analysis is based upon the premise that the stock market acts differently at various points in its cycle and that trading techniques must vary at various points to optimize results.

     Phase I: During Phase I, the primary market trend is down. Major market bottoms are formed in Phase I. Management identifies this as the weakest and most dangerous part of the market. Prudence requires extreme caution when investing in stocks.

     Phase II: During Phase II, the primary market trend is up. This is the strongest and least dangerous part of the market cycle. During the early part of Phase II, there is general skepticism about the market's ability to sustain gains. Since Phase II is where the majority of stock market profits can be made, the Company generally would take an aggressive stance during this period.

     Phase III: During Phase III, the market's momentum is slowing significantly. Phase III is a time to take profits made in Phase II and a time to watch for market deterioration.

     Phase IV: If the market is able to regain momentum, it enters Phase IV. Often the market enters new highs during this phase. Since Phase IV would occur late in the market cycle, caution must be exercised.

     Phase V: Phase V is the primary down phase. After the completion of Phase IV, the market generally declines into Phase I. As the market's downward trend becomes evident, the market's downward momentum accelerates into Phase I.

     Although five distinct phases are noted above, the market may skip Phase IV and V and go directly back to Phase I.

     INTERMEDIATE-TERM INDICATORS

     The Company considers a number of weekly indicators in its market analysis and timing activities. Two such weekly indicators include Percup [percentage of New York Stock Exchange ("NYSE") listed stocks trading above their 200 day moving price averages] and Industry Percup (percentage of industry groups trading higher than the levels logged for the previous four weeks). Management of the Company has determined that the probabilities of a market top are high whenever these indicators reach points evidencing high levels of optimism on the part of investors, and the reverse is generally true near market bottoms.

     Management also monitors another contrarian indicator, "Attitude." Attitude is a composite of intermediate-term indicators. Attitude includes such diverse elements as Percup, Industry Percup, advance/decline differentials, deviation of the NYSE Composite Index from its 200-day moving average, price/dividend ratios, Federal Reserve policy, and the like. When the majority of the indicators are bullish, the chances are good that a market top is being completed and a reversal will follow. If a consensus registers bearish readings, a cyclical low is probable.

     SHORT-TERM INDICATORS

     Short-term indicators include the advance/decline ratio, up/down volume ratios, short term momentum indicators, and the like. Once these short-term indicators confirm the intermediate-term indicators, action is taken. The Company also takes into consideration current price and momentum data, the position of the Company's interest rate model, mutual fund statistics, NYSE price/dividend analysis, Federal Reserve policy figures and other current market measurements.

     MARKET SEGMENTS AND INDIVIDUAL SECURITIES

     The strategies outlined above do not eliminate the risks associated with changes in values of individual stocks or groups of stocks within an industry segment. Often certain market segments move independently of the market and in a direction and with a rate of change different from the overall market. The buy and sell signals generated as part of the timing methodologies would not apply to, or correlate with, market segment moves.

MONITREND MUTUAL FUND
- ---------------------

     The Company serves as investment advisor to MONITR. MONITR was organized in January 1984, as a Business Trust under the laws of the Commonwealth of Massachusetts. The Company commenced serving as the investment advisor to MONITR during October, 1984, under an initial Investment Advisory Agreement relating to the Value Series. On May 31, 1991, the Value Series was successfully merged into the Growth and Income Fund (formerly the Summation
Fund), which was initially developed in January 1988. The PIA-Monitrend Government Income Fund was added during October, 1986, and the Growth Fund was established in April 1992. The Company began operations of two additional funds, the Gaming Fund and the Technology Fund, on October 20, 1993. The PIA Adjustable Rate Government Securities Fund commenced operations on March 31, 1994.

     PIA ADJUSTABLE RATE GOVERNMENT SECURITIES FUND:   The Adjustable Rate
Fund's objective is to provide investors with a high level of current income, consistent with low volatility of principal through investing in adjustable rate and floating rate U.S. Government securities. Under normal circumstances at least 65% of the Adjustable Rate Fund's portfolio will consist of adjustable rate and floating rate mortgage pass-through securities and other securities representing an interest in or collateralized by mortgages. The Adjustable Rate Fund will maintain a maximum duration equal to that of a two-year U.S. Treasury security and a target duration in a range approximately equal to that of a six-month to one-year U.S. Treasury security. The Adjustable Rate Fund is managed by Pacific Income Advisers (PIA), specialists in the management of fixed income portfolios.

     PIA-MONITREND GOVERNMENT INCOME FUND: The main objectives of the Government Income Fund are growth of capital, preservation of principal, and income. The Government Income Fund invests only in obligations issued by the U.S. Government ("U.S. Government Securities") of any maturity as selected by the Company. The average portfolio maturity of this fund will depend on the Company's forecasts as to likely trends in interest rate movements. The Government Income Fund is managed by Pacific Income Advisers (PIA), specialists in the management of fixed income portfolios. PIA utilizes a model which takes advantage of variations in the yield curve to seek opportunities for above average yields. In selecting securities for the portfolio, PIA systematically identifies those sectors which provide higher yields relative to those which would normally be expected if the yield curve were in equilibrium, thus offering investors above average income and the opportunity for capital gains.

     GROWTH AND INCOME FUND: The objective of the Growth and Income Fund (formerly the "Summation Fund"), is capital gains from investing in stocks in
                               1<F6>
the Standard & Poor's 500 Index
of companies with market capitalizations in excess of $500,000,000 and low price/earnings ratios that appear to be undervalued relative to their potential growth rates. The Fund Advisor will examine the first 250 companies with price/earnings ratios below the median of the S&P 500, eliminating any stock with a market capitalization of less than $500 million. Generally, the Growth and Income Fund Advisor will purchase a stock that meets its price/earnings ratio range, market capitalization range, volatility test, credit standard quality and fundamental judgment of undervaluation. Under normal market conditions, it is expected that the Fund will have at least 80% of its assets invested in common stocks. However, when the Growth and Income Adviser deems it advisable for temporary defensive purposes, the Fund may invest up to 100% of its net assets in U.S. Government securities, principally expected to be Treasury Bills, bank instruments or commercial paper master notes.

1<F6>
"S&P", "Standard & Poor's", and "500" in connection with "S&P" and
"Standard & Poor's" are trademarks of Standard & Poor's Corporation, which is not an affiliate of the Company. Standard & Poor's Corporation determinesc composes, and calculates the S&P 500 without regard to the Company or MONITR.

     GOLD FUND: The Gold Fund's objective is long-term growth of capital through investing primarily in equity securities of domestic and foreign companies engaged in activities related to gold and precious metals. The companies may be engaged in exploration, refining, development, manufacturing, production, or marketing of precious metal products. Under normal circumstances, the Gold Fund's assets will be invested primarily in equity securities of such companies whose activities are related to gold. Securities of such companies are subject to substantial price fluctuations, and are affected by various economic factors that normal do not affect other investments, which in turn may cause the value of the fund to fluctuate significantly.

     GROWTH FUND: The Growth Fund is managed by Mr. Robert Lloyd Bender. As head of his own investment advisory company since 1972, he has provided portfolio management services to individuals, pension and profit sharing plans, and trust accounts having the required minimum portfolio of $100,000. Nelson's Directory of Investment Managers rated Mr. Bender as one of "America's Best Money Managers" for the ten-year period ending December 31, 1991. Another respected publication, Money Manager Review, has ranked Mr. Bender in the top ten percent of 627 equity managers in the categories of five-year total return
(17th) and give-year risk-adjusted rate of return (51st) for the period ending March 31, 1992. As portfolio manager for the Growth Fund, Mr. Bender applies the same investment methodology used in the successful management of individual portfolios. At the heart of the Bender investment philosophy is a commitment to capital appreciation well in excess of economic and general market growth, while limiting exposure to risk. The focus of this investment strategy is the growth sector of the stock market, with primary emphasis on emerging growth companies which generally have achieved a consistent long-term rate of growth in excess of 20% and can reasonably be expected to do so in the future.

     GAMING FUND: The Gaming Fund seeks to achieve long-term growth of capital through investing primarily in equity securities of companies engaged in activities related to the gaming and leisure industry. The gaming and leisure industry includes companies engaged in the design, production or distribution of sporting goods, recreational equipment, toys, games (including video and other electronic games), photographic equipment and supplies, musical instruments and recordings. Also included in the gaming and leisure industry are motion picture and broadcast companies (including cable television companies), companies engaged in furnishing domestic and foreign transportation by air, and companies engaged in operating hotels or motels, sports arenas, gambling casinos, amusement or theme parks, or restaurants. Securities of companies in the gaming and leisure industry may be considered speculative, in particular, because of their unpredictable earnings.

     TECHNOLOGY FUND: The Technology Fund seeks to achieve long-term growth of capital through investing primarily in equity securities of companies that the Advisor believes can produce products or services that provide or benefit from advances in technology. The Technology Fund utilizes a Sub-Advisor, Negative Beta Associates, Inc. The President of the Sub-Advisor is Mr. John Michael Murphy. Mr. Murphy has been a portfolio manager since 1973 and a securities analyst since 1970. He also has been the president of an investment newsletter publisher since 1981. The Advisor interprets the term "technology" broadly to include semiconductors and electronic components, computers, computer services, computer peripherals and software, communications, multimedia, instruments, office automation, factory automation, robotics, consumer electronics, electronic games, cable television, pharmaceuticals, biotechnology, medical devices, superconductivity, specialty materials, alternative energy and other advances resulting from research and development programs.

     The Company, in its advisory capacity, uses various asset allocation techniques. As a defensive strategy, as much as 100% of each portfolio can be invested in cash equivalents or various hedging instruments. Cash equivalents selected by the Company for the Funds generally consist of debt securities maturing in one year or less from the date of purchase and issued or guaranteed by the U.S. Government or its agencies.

     When the Company, as investment Advisor, expects a decline in the prices of the type of securities held by a particular fund, "hedging" may be used. As an investment advisor, the Company may select one or more hedging instruments to attempt to prevent, or at least minimize, a decrease in the value of the assets of that fund. When the Company as investment advisor believes that prices will no longer decline or when the securities that are hedged are to be sold, the hedge may be terminated or "lifted."

     When the Company as investment advisor expects an increase in the prices of the type of securities held by a particular fund, "long hedging" may be used. A long hedge provides a fund with a substitute for the purchase of securities, which then may be purchased in an orderly fashion. The long hedge may be terminated if the securities are subsequently purchased.

     Various hedging instruments may be used, including futures contracts on stock indexes, debt futures and options thereon, call options, and put options.

     For the Government Income Fund, forecasts are formulated through statistical analysis of the same economic indicators as are used in the allocation of assets for the Growth and Income Fund and through statistical analysis of technical market indicators relating to interest rates and bond prices (interest rate movements, trends in bond prices, and the like). If the Company and its advisor determine that the likely trend in interest rates is upward, then it will shorten the average maturity of the portfolio or may engage in hedging. Management would likely make these adjustments because rising interest rates generally do not impact capital invested in short-term U.S. Government Securities. If the Company and its advisor determine that the likely trend in interest rates is downward, then it will lengthen the portfolio maturity of the Funds. The investment advisor would likely lengthen the portfolio maturities since downward movements in interest rates have more of an upward impact on long-term U.S. Government Securities than on short-term U.S. Government Securities. If relatively stable conditions in interest rates are forecast, the advisor would likely advise the Government Income Fund to remain in its then invested position, except that the proceeds from the sale of portfolio securities may be invested in intermediate or long-term U.S. Government Securities to attempt to achieve the income objective of the fund.

ADVISORY FEE REVENUES
- ---------------------

     For its management services, the Company receives a fee from each of the Funds based on percentage of net assets under management. The total net asset value is the value of securities and other assets of the Funds less that fund's liabilities. At present, the Company's only source of revenue is fee income from advisory services rendered to MONITR. MONITR currently pays the Company a management fee as a percentage of the net assets managed by the Company. The fees are based on an annual percentage rate, computed daily of each Fund's average daily net assets which fees are reduced at various levels of assets under management. The annual percentage rate of the Growth and Income Fund, the Gold Fund, the Growth Fund and the Technology Fund currently range from 0.625% up to 1.0%, but will be reduced once substantially higher asset levels are achieved. The management fee for the Government Income Fund is set at .20%; the Adjustable Rate Fund is set at .04%, and the Gaming Fund is set at 1.25% of each Fund's average daily net assets computed in the same fashion.

     The Company has entered into a separate Investment Advisory Agreement, Sub-Advisory Agreement or Management Agreement with each fund of MONITR. Under these agreements with MONITR, the Company supervises and arranges the purchase and sale of securities held in the portfolio of each of the Growth and Income, Gaming, Growth, Technology, Government Income and Adjustable Rate Funds and the use of hedging instruments. The MONITR trust, not the Company, is responsible for each fund's operating expenses including brokerage commissions and distribution expenditures, except that the Company pays certain marketing expenses not paid under the fund's plan of distribution.

FACTORS AFFECTING ASSETS UNDER MANAGEMENT AND MANAGEMENT FEES
- -------------------------------------------------------------

     The Company's sole source of revenues is fees for services rendered as investment advisor ("Advisor") to MONITR. The Company may be terminated as an Advisor to MONITR upon thirty days notice from the Trustees of MONITR. Although the Company could receive revenues from serving as an Advisor to other mutual funds, there is no assurance that the Company would receive such revenues.

     There is no assurance that the Company's or its advisors forecast of market trends or interest rate trends will be correct or that the Company or its advisors will correctly make allocations of assets under management. Incorrect allocations could result in a decline in the value of assets under management by the Company or a decline in the number of investors who invest in funds managed by the Company. Since the revenues received by the Company are a percentage of the assets under management by the Company, the ability of the Company to be operate profitably would be diminished in the event of such declines. In particular, as relating to capital growth funds under management, an incorrect allocation by the Company could result in having a substantial portion of the assets under management invested in equities at a time when equity prices were declining or having a substantial portion of the assets hedged in a short hedge or invested in cash equivalents at a time when equity prices were increasing.
As relating to government securities funds, an incorrect allocation by the Company or its advisor could result in having a portfolio with a long-term maturity when interest rates were increasing or having a substantial portion of the assets hedged in a short hedge when interest rates were declining.

     The value of the assets under management may decline through no fault of the Company in the event of adverse economic conditions or a general decline in the market value of securities. Since the revenues of the Company are dependent upon the value of assets under management, the ability of the Company to generate revenues or profits, if any, may be adversely affected.

     Declines in the value of the assets under management can also take place because of net redemptions due to economic trends which may make other fund investments offered by other money managers more attractive.

     Total assets under management since the inception of the Company in 1984 have varied. Total assets under management on December 31 of each fiscal year were $9,062,806 for 1985, the first full year of operation; $27,965,108 for 1986; $27,116,529 for 1987; $20,768,108 for 1988; $17,085,727 for 1989;
$17,903,745 for 1990; $17,869,860 for 1991; $9,823,606 for 1992; $9,028,089 for
1993; and $6,852,942 for 1994. On December 31, 1995, the Adjustable Rate Fund had $4,268,993; the Government Income Fund had $936,980; the Gold Fund had $382,018; the Growth and Income Fund had $1,387,630; the Growth Fund had $474,719; the Gaming Fund had $390,441; and the Technology Fund had $293,676.

     Accordingly, fee revenues have fluctuated over this same time period. Fee revenues for the years ending December 31 of each fiscal year were $0.00 in 1985; $107,603 in 1986; $167,407 in 1987; $6,892 in 1988; ($27,721) in 1989;
($174,150) in 1990; ($110,852) in 1991; ($67,881) in 1992; ($90,126) in 1993; $0
in 1994, and $0 in 1995. Under the Advisory Agreement with MONITR, the Company has agreed to reimburse MONITR for certain expenses above 1.45% of average net assets for four of the funds. The Company is not required to reimburse the Adjustable Rate Fund for expenses. On the other two funds, the Company is not required by contract to reimburse the Funds for expenses, but may do so based upon management's discretion or varying state regulations. While no assurance can be given that funds under management can be significantly increased, the Company expects that fee revenues will increase in 1995.

FRONT-END LOADS
- ---------------

     With any fund of MONITR (other than the Adjustable Rate Fund), investors pay up to 4.5% front-end loads but no back-end loads. There is also a continuing 12b-1 charge of a maximum of .99% (.10% for the Government Income Fund and 0.05% for the Adjustable Rate Fund) (See "Marketing and Marketing Services"). The following table shows current applicable sales charges for all Funds but the Adjustable Rate Fund:

                                  SALES CHARGE AS           SALES CHARGE
                                   PERCENTAGE OF           AS PERCENTAGE
AMOUNT OF PURCHASE                 OFFERING PRICE             OF AMOUNT
- ------------------                 --------------           ------------

Less than $100,000                       4.50%                   4.71%
$100,000 to $249,999                     3.00%                   3.09%
$250,000 to $499,999                     2.50%                   2.56%
$500,000 to $999,999                     2.00%                   2.04%
$1,000,000 or more                       0.00%                   0.00%

The current applicable sales charges for the Adjustable Rate Fund are as follows:

                                  SALES CHARGE AS           SALES CHARGE
                                   PERCENTAGE OF           AS PERCENTAGE
AMOUNT OF PURCHASE                 OFFERING PRICE             OF AMOUNT
- ------------------                 --------------          -------------

Less than $100,000                       1.25%                   1.27%
$100,000 to $249,999                     1.00%                   1.01%
$250,000 to $499,999                     0.75%                   0.76%
$500,000 to $999,999                     0.50%                   0.50%
$1,000,000 or more                       0.00%                   0.00%

The Company does not receive any fee income from the front-end loads.

MARKETING AND MARKETING SERVICES
- --------------------------------

     The Company has marketed its services principally through the efforts of its management and the distributor of MONITR, Pallas Financial Corp. ("Pallas"), and certain sales representatives under contract with Pallas. Pallas is owned and controlled by Mr. Phillip R. Verrill, the Company's Chairman of the Board and President.

     The Company entered into an amended Marketing Services Agreement ("Marketing Services Agreement") effective November 1, 1988, with Pallas (including Mr. Verrill). Under the Marketing Services Agreement, the Company pays Pallas a minimum of $99,996 per year ($8,333 per month) for marketing services and for the use of office facilities, for clerical and marketing staff personnel, and telephone services. In addition to charges under the Marketing Services Agreement, the Company is responsible for payment of certain other marketing expenses such as costs associated with sales representatives.

     Marketing of the Company's services has been a significant expense item.
By marketing its services, the Company seeks an increase in the total assets under management by the Company and an increase in related management fees received by the Company. (See "Management Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of marketing expenses.) For the foreseeable future, marketing of the Company's services will continue to be a significant expense item. Marketing expenses incurred by the Company include charges incurred in communicating information about MONITR and encouraging purchase of shares of MONITR.

     Through Pallas, at December 31, 1995, the Company was represented by selling agreements with over 340 broker-dealers who rely on their representatives for retail sales.

TECHNICAL SERVICES
- ------------------

     The Company receives technical services in selecting securities and fund timing from its management. The technical services in 1995 were rendered primarily by Mr. Phillip R. Verrill, President and Chairman of the Board, and Mr. Michael A. Licameli, Director.

     For the foreseeable future, it is likely that the Company will utilize its present management along with outside advisors for technical services. (See "Management Discussion and Analysis of Financial Condition and Results of Operations" for discussion of technical services expenses.)

     At present, technical services are provided by the Company's management, sub-advisors and numerous outside services, including Chart Watch, Jim Jones, O'Neil, Gelderman, Salomon Brothers, Standard & Poor's, and Smith Barney.

COMPETITION
- -----------

     The investment advisory market is very competitive. Over the past several years, there has been an increase in the number of mutual funds being offered to the investing public. The Company must compete against numerous other entities that offer mutual funds and services similar to those offered by the Company. Numerous firms offer asset allocation services and alternative investment vehicles. The Company currently provides only seven investment vehicles as opposed to larger managers providing a large fund family of funds with numerous, varied series or portfolios. Since data concerning the actual performance of the Company and other advisory firms is generally available to the public, investors may prefer the services provided by the competition over the Company's services.

     Various competitive factors affect the ability of the Company, as a money manager, to attract cash to be invested in its mutual funds. One key factor related to competing is fund marketing. Money managers, broker-dealers, investment advisors, investors, and others who make investment decisions have to be made aware of the Company's funds to be attracted to select one of the Company's funds, over competing funds, as an investment vehicle. A competitive marketing program is needed to solicit new accounts and to maintain established accounts. Another key competitive factor is technical competence. The Company's fund management techniques must be credible to the financial community. Credibility may be measured, in part, by the results produced by the methodologies.

GOVERNMENT REGULATION
- ---------------------

     The Company is registered as an investment advisor under the Investment Advisers Act of 1940, as amended ("IAA"), and the laws of the State of New Jersey where the Company serves as an advisor. Although the Company is so registered, such registration does not imply in any manner that the Company has been approved by the Securities and Exchange Commission (the "Commission") or any state regulatory authority or that the qualifications of the Company have been passed upon by the Commission or any state regulatory authority.

     The Company is subject to the regulations passed under the IAA pertaining to maintaining books and records, reporting, advertising, payments to solicitors of clients, custody or possession of funds or securities of others, and other matters. Even though management of the Company believes the Company is now in compliance with applicable regulations, changes in such regulations may affect the expense of operations and require costly adjustments in the Company's business procedures to ensure compliance.

EXPENDITURES FOR RESEARCH AND DEVELOPMENT
- -----------------------------------------

     Since the inception of the Company, the Company has relied on its management and founders, for research and development. The Company has expended significant sums for Company sponsored development of new services or techniques or the improvement of existing services or techniques. The Company has relied and plans to continue to rely upon its management and selected outside advisors for technical services. The Company has not had any material customer-sponsored research and development activities.

EMPLOYEES
- ---------

     As of December 31, 1995 the personnel of the Company included (1) the Chairman of the Board of Directors and President, (2) the Secretary and Treasurer, and (3) the Vice President-Sales. At such date, under the Marketing Services Agreement, in addition to services rendered by management, the Company had access to two marketing staff persons.

                             ITEM 2.  PROPERTIES
                                      ----------

     The Company's executive offices located at 272 Closter Dock Road, Suite 1, Closter, New Jersey 07624 were closed during 1995, and the offices have now moved to 1299 Ocean Avenue, Suite 210, Santa Monica, California. During 1994 and into early 1995, the Company maintained an office at 2000 Richard Jones Road, Nashville, Tennessee. As of April 1996, Monitrend moved its marketing facilities to 1299 Ocean Avenue, Suite 210, Santa Monica, California 90401.

                          ITEM 3.  LEGAL PROCEEDINGS
                                   -----------------

     PENNSYLVANIA INSURANCE COMMISSIONER. In January of 1994 Monitrend and CLIC entered into a Share Purchase Agreement for the sale of Monitrend shares to CLIC. As part of the Agreement and contemporaneously with its execution, CLIC loaned Monitrend a total of $161,334.00, in exchange for the Share Purchase Agreement and promissory notes which Monitrend executed. The parties planned to close the sale on April 29, 1994, at which time the Agreement provided that Monitrend would repay the loans.

     The closing did not occur. As noted above, on February 15, 1994, the Commonwealth Court entered an Order of Liquidation of CLIC. This was the first time that Monitrend learned that CLIC was the subject of liquidation proceedings, which in fact had been ongoing since the Commissioner filed a petition for liquidation on March 31, 1992. The record had been previously sealed and kept secret by court order entered at CLIC's behest. Further, CLIC had concealed these proceedings from Monitrend and had otherwise misrepresented the state of its financial affairs to Monitrend.

     The Commissioner's claims against Monitrend are based on the promissory notes and on provisions of the Pennsylvania insurance act.. The Commonweath Court heard oral argument on the matter on January 24, 1995. On January 31, 1995, the Court issued its opinion and order sustaining the Commissioner's Preliminary Objections insofar as Monitrend's Counterclaim pertains to Counts I and IV of the Commissioner's Complaint, but overruling the Commissioner's Preliminary Objections insofar as Monitrend's Counterclaim pertains to Counts II and III of the Commissioner's Complaint. In effect, the Court held that Monitrend could maintain its Counterclaim in defense to the Commissioner's claims to recovery under the terms of the promissory notes. However, the Court held that the Commissioner's claims under the Pennsylvania insurance act which did not depend on the Share Purchase Agreement or the promissory notes were immune from Monitrend's defensive Counterclaim. In a footnote, however, the Court noted that Monitrend had pleaded facts which, if proven, would provide a complete defense to the Commissioner's claims under the insurance act.
Monitrend intends to vigorously defend this lawsuit unless and until the Commissioner would make an offer to settle which would be comparable to the estimated remaining costs of defending the case.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, though solicitation of proxies or otherwise.

                                   PART II

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON AND
               PREFERRED STOCK AND RELATED SHAREHOLDER MATTERS
               -----------------------------------------------

     On December 24, 1987, the Company completed its initial public offering of securities, which securities were registered with the Commission pursuant to a registration statement on Form S-18. At the close of the public offering, the Company issued, for an aggregate consideration of $1,200,092, a total of 600,046 Units of securities, with each Unit comprising three shares of Common Stock, $0.001 par value per share, and one share of convertible Preferred Stock, $0.001 par value per share. At the close of the offering, the Company issued Gilbert Marshall & Company, the Underwriter, warrants to purchase 180,014 shares of Common Stock at $0.60 per share, which warrants were exercisable during the four year period commencing December 24, 1988. The Company agreed to register the warrants and/or underlying shares, one time only, during the period in which they are exercisable.

     During January, 1988, Units comprising the Company's securities were listed in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau, Inc. During 1994, and at March 30, 1996, units comprising the Company's Preferred Stock and Common Stock were listed, without bid and ask quotations, in the "Pink Sheets" of the National Quotation Bureau, Inc.

     During June 1988, the Company commenced a private placement of Units of securities which Units comprised a promissory note bearing interest at twelve percent (12%) payable monthly and Common Stock Purchase Warrants. The Company withdrew the offering after obtaining $40,000 in loans. In 1993, $20,000 of these Notes were converted to equity. As part of the loan transactions, the Company issued warrants to purchase 80,000 shares of Common Stock at the lessor of fifty cents ($0.50) per share or 75% of the fair market value of the Common Stock five years after the loan transactions were closed. These warrants were not exercisable until 1993.

     During the period ended September 30, 1989, the Company sold units of securities in private placements. These units of securities comprised a Principal Right, a Revenue Certificate, and Common Stock Purchase Warrants. As part of the unit sales, $1,195,000 of Principal Rights were sold and the Company issued warrants to purchase 2,235,000 shares of Common Stock at the lesser of fifty cents ($.50) per share or fifty percent (50%) of the Common Stock price six years after the securities transactions were closed.

     These Common Stock Purchase Warrants are exercisable at various times in late 1995 and 1996. In addition, each holder of a Principal Right is to receive $10,000 per unit ($1,235,000 total for all 123.5 units sold) as a return of the participant's capital at the end of the sixth year after the closing of the offering. Each Revenue Certificate entitles each holder to receive $11,631 per unit (totaling $1,389,905 for all 123.5 units sold at September 30, 1989) as investment income. Each holder of one Revenue Certificate will each receive 0.5% per unit of the Company's total revenues, if any, until each $11,631 Revenue Certificate is paid in full. Although the Company intends to set aside 59.75% of its total revenues, if any, to pay holders of the 123.5 Revenue Certificates sold effective September 30, 1989, the Company shall first apply all revenues to working capital and maintenance of current operations and expenses.


     The Common Stock Purchase Warrants can be exercised at any time during the twelve months following seventy-two months after the date of the related closing. During the period in which the Common Stock Purchase Warrants are exercisable, the Company will register, one time only and at the expense of the holders, under the Securities Act of 1933 (the "Act"), the securities issuable upon exercise of the Common Stock Purchase Warrants, upon certain conditions of the Common Stock Purchase Warrants. If all Common Stock Purchase Warrants are exercised, the Company would issue a total of 2,470,000 shares of its Common Stock.

     On March 19, 1991, the Company, through a private placement, completed the sale of 900,000 units, each unit consisting of one share of Preferred Stock and four shares of Common Stock of the Company. The gross proceeds of the private placement were $585,000.

     On May 8, 1992, the Company initiated a private placement of 1,330,000 Units, each unit consisting of two shares of Series A Preferred Stock and three shares of Common Stock for an aggregate offering of $864,500. The private placement was supplemented on November 9, 1992 and again on February 5, 1993, with the second supplement increasing the offering to a maximum of $925,000.
The private placement closed in February 1993 with gross proceeds of $873,531.10 resulting from the offering.

HOLDERS
- -------

     At December 31, 1995, there were approximately 292 holders of record of the Company's Common Stock, 176 holders of record of the Company's Preferred Stock and 84 holders of the Company's Series A Preferred Stock. No trading market currently exists for the Series A Preferred Stock but the Company intends to register the Series A Preferred Stock under the Securities Exchange Act of 1934, as amended (the "1934 Act") and to develop a market therefor. The Company does not anticipate paying dividends on any of its securities for the foreseeable future, and intends to utilize any operating revenues in the operation of its business.

DIVIDENDS
- ---------

     The Company has made one dividend payment aggregating $37,503 on July 12, 1988, on outstanding shares of Preferred Stock, or $0.0625 per share for 600,046 shares of Preferred Stock. The Company intends to pay dividends on its securities as soon as practicable after cash flow covers operating expenses.

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION
               ---------------------------------------------------------

     The discussion below should be read in conjunction with the financial statements of the Company included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES:  Material Changes in Financial Condition
- -------------------------------

     The Company is registered under the Investment Advisers Act of 1940, as amended, and serves as investment advisor to one mutual fund, Monitrend Mutual Fund (symbol: "MONITR"), pursuant to an Investment Advisory Agreement. At present, the Company receives revenues only by rendering advisory services to MONITR for advisory fees. The Company's ability to generate cash sufficient to meet its future operating needs depends upon its earning advisory fees. The amount of advisory fees received by the Company is determined by the amount of funds under management. Such fees are an important factor in determining the future liquidity of the Company as such fees are the Company's only present internal source of liquidity and, at present, the Company has no external source of liquidity. The Company has no material unused source of liquid assets. To augment its present operations, the Company may form or acquire management rights to additional series or mutual funds to which the Company would serve as investment advisor.

     The Company has agreed that it will furnish to MONITR, at the Company's expense, all office space and facilities, and equipment and clerical personnel necessary for carrying out the Company's duties under the Investment Advisory Agreement. The Company will also pay all compensation of all trustees, officers and employees of MONITR who are affiliated persons of the Company. All costs and expenses not expressly assumed by the Company under the Investment Advisory Agreement shall be paid by MONITR, including, but not limited to, (i) interest and taxes; (ii) brokerage commissions; (iii) insurance premiums; (iv) compensation and expenses of its trustees other than those affiliated with the Company; (v) legal and audit expenses; (vi) fees and expenses of MONITR's administrator, custodian, shareholder servicing or transfer agent, and accounting services agent; (vii) expenses incident to the issuance of its shares, including issuance on the payment of, or reinvestment of, dividends;
(viii) fees and expenses incident to the registration under Federal or state securities laws of MONITR or its shares; (ix) expenses of preparing, printing and mailing reports and notices and proxy material to shareholders of MONITR;
(x) all other expenses incidental to holding meetings of MONITR's shareholders;
(xi) dues or assessments of or contributions to the Investment Company Institute or any successor; (xii) such non-recurring expenses as may arise, including litigation affecting MONITR and the legal obligations which MONITR may have to indemnify its officers and trustees with respect thereto; and (xiii) all expenses which MONITR agrees to bear in any distribution agreement or in any plan adopted by MONITR promulgated under the 1934 Act. The Company has agreed to reimburse MONITR for certain expenses above 1.45% of average net assets for four of the Funds. On two of the Funds, the Company is not required by contract to reimburse the Funds for expenses but may do so based upon management's discretion or varying state regulations. The Company is not required to reimburse the Fund for expenses related to the Adjustable Rate Fund. The reimbursement was $255,204 for 1995, $154,101 for 1994, $90,126 for 1993,
$67,881 for 1992, $128,173 for 1991, $103,428 for 1990, and $100,891 for 1989.

     In 1991, the Company recommended sweeping changes to the organizational and cost structures of MONITR. On May 31, 1991, the Value Fund was successfully merged into the Growth and Income Fund (formerly the Summation Fund). This merger had the effect of reducing operating costs by eliminating those expenses associated with the maintenance of a series operating at below the cost effective asset base level. Changes have been made to MONITR's Auditor, Custodial Bank, Administrator, Fund Accountant and Transfer Agent. It is estimated that these changes have resulted in substantial savings. Additional cost savings have been identified and are being instituted.

     In general, MONITR pays the Company an annual management fee computed on the net asset value of MONITR. Nevertheless, if the expenses of MONITR (including the fees the Company and the administrator and amortization of organization expenses, but excluding interest, taxes, brokerage commissions, extraordinary expenses and sales charges, and distribution fees) for any fiscal year exceed the limits set by applicable regulations of state securities commissions, the Company will reduce its fee by the amount of such excess. Any such reductions are subject to readjustment during the year. The payment of the management fee will be reduced or postponed, or, if necessary, a refund will be made to MONITR so that at no time will there be an accrued but unpaid liability under this expense limitation. The provisions of the Investment Advisory Agreement requiring reimbursement and/or adjustments for certain fees and expenses can have a material impact on revenues, if any, of the Company.

     In October 1993, the Company began operations of the Gaming Fund and the Technology Fund. Additionally, the Company is developing and has working agreements with several advisors regarding new funds. The Company has expanded its relationship with PIA and has registered a new fund, the PIA Adjustable Rate Government Securities Fund. This Fund became effective on March 31, 1994, and is the Company's first product designed specifically for the institutional marketplace.

     Effective marketing and technical management of the Funds represent important factors in attracting investors to the Funds and thus increasing fee revenues. The amount of funds under management by the Company and fee revenues are indications of the Company's ability to maintain or achieve liquidity. Funds under management have generally declined since 1987. If funds under management do not increase more substantially, the Company will have an uncertain ability to generate adequate revenues to meet its operating needs.

     During fiscal year ended December 31, 1987, the Company completed its initial public offering of securities. The Company's capital resources received a favorable increase from the sale of securities, which sale resulted in gross proceeds of $1,200,092 and net proceeds of $1,026,092, excluding certain registration costs. Prior to the closing of the initial public offering of securities, the Company's activities were financed by the private sale of securities to investors, loans by individuals, a bank line of credit for $185,000 with guarantees by management, and operating revenues.

     The Company closed a private offering of 123.5 Senior Units of securities during the period ended September 30, 1989. These units of securities comprised a Principal Right, a Revenue Certificate and Common Stock Purchase Warrants. As part of the unit sales, $1,235,000 of Principal Rights were sold and the Company issued warrants to purchase 2,470,000 shares of Common Stock at the lesser of fifty cents ($.50) per share or fifty percent (50%) of the Common Stock price six years after the securities transactions were closed. These Common Stock Purchase Warrants are exercisable at various times late in 1995 and 1996. In addition, the holder of a Principal Right is to receive $10,000 per Unit, totaling $1,235,000 as a return of all of the participants' capital at the end of the sixth year after the closing of the offering. Each Revenue Certificate entitles the holder to receive $11,631 per Unit, totalling $1,436,428.50 investment income for 123.5 Senior Units. Each holder of one Revenue Certificate is to each receive 0.5% per unit of the Company's total revenues, if any, until each $11,631 Revenue Certificate is paid in full. Although the Company intends to set aside and reserve 59.75% of its total revenues, if any, to pay holders of the 123.5 Revenue Certificates, which reserve could have a material impact on liquidity, the Company shall first apply all revenues to working capital and maintenance of current operations and expenses. The Company has agreed to issue warrants for approximately 165,000 shares of common stock to registered broker-dealers that assisted the Company in the placement of the units.

     The Company, on March 19, 1991, closed a private placement of 900,000 units, each unit consisting of one share of Preferred Stock, $0.001 par value per share, and four shares of Common Stock, $0.001 par value per share, of the Company. The gross proceeds from this private placement were $585,000. In addition, units, each unit consisting of two shares of Series A Preferred Stock and three shares of Common Stock, were offered by the Company through a private placement which expired March 31, 1992. The gross proceeds of such offering totalled $585,000. The net proceeds from these offerings were used to pay expenses in support of present operations, and for various other working capital purposes.

     On May 8, 1992, the Company initiated a private placement of 1,330,000 Units, each unit consisting of two shares of Series A Preferred Stock and three shares of Common Stock for an aggregate offering of $864,500. The private placement was supplemented on November 9, 1992 and again on February 5, 1993, with the February 5, 1993 supplement increasing the offering to a maximum of $925,000. The private placement closed in February 1993 resulting in gross proceeds of $873,531.10 for the Company.

     Since inception of the Company in March 1984, the Company has incurred losses aggregating $1,629,002 at December 31, 1995. As of December 31, 1995, current assets were $6,325 and current liabilities exceeded current assets by approximately $552,064, compared with approximately a $490,878 deficiency of current assets versus current liabilities at the end of the fiscal year ended December 31, 1994. As of December 31, 1995, the Company's stockholders' equity was a deficit of $(1,629,002). The Company used a significant portion of the net proceeds of the May 8, 1992 private placement to defray operating expenses associated with continued routine business in 1993. Even though the Company will likely incur additional losses as it seeks to expand its business, the substantial operating cost savings that have been instituted as well as the introduction of new products and the planned strategic alliance with the investment group consisting of Lloyd McAdams and Heather U. Baines, Pacific Income Advisors and Capital Advisors Inc. should stabilize and bring the Company to profitability in the near future. The Company anticipates developing avenues of revenues or profit to permit it to continue its business. However, the report of the Company's independent certified public accountants accompanying the Company's financial statements for the fiscal year ended December 31, 1995, contains an explanatory paragraph describing the uncertainties as to the ability of the Company to continue its operations due to among other things, prior losses. These losses were the result of expenses incurred in completing the development and marketing of the MONITR fund to which the Company serves as investment advisor and in pursuing the development of additional series of the fund. In the first quarter of fiscal year 1992, the Company instituted cost savings measures which the Company feels saved a significant amount of expenses and which should reduce the Company's losses dramatically over time. It is felt that the cost saving measures should continue to reduce costs incurred by the Company, in conjunction with future cost saving measures which may be identified and implemented.

      Management of the Company anticipates that the Company will incur substantial losses during the fiscal year 1996 in the absence of the consummation of the investment group transaction. During such period of time, expenditures are likely to exceed revenues received from advisory services, and losses during such time may consume all of the Company's financial resources. Marketing of existing and proposed funds may fail to significantly increase assets under management. Although there is no assurance, if the marketing programs increase assets under management, then revenues from future advisory service fees may increase and the Company may become profitable. It is not now possible to state whether future losses will exceed the Company's aggregate losses, excluding dividends on Preferred Stock, of $5,207,728 incurred from inception to December 31, 1995, since future revenues are dependent upon the results of the Company's marketing programs.

     In the future, to seek to remedy continued losses and to seek to improve operating results, the Company may organize or acquire additional mutual funds or series of funds or may acquire the rights to manage one or more additional funds. It is presently contemplated that the funds for such acquisitions, if any, will come from borrowing from individual lenders or from financial institutions. Private placements of securities may also be used to fund acquisitions, if any are completed. There is no assurance any financing will be available to the Company, and in particular, that significant additional proceeds will be obtained from any future private placements. The contemplated merger should add a significant source of capital which will be used to further market the existing Funds, develop additional funds and introduce new products and services.

     In the opinion of management, the present capital of the Company, plus anticipated advisory fee revenues and the completion of the anticipated acquisition, will, at least for the next twelve (12) months, be sufficient to meet basic operational and cash requirements of the Company. If the Company does not generate sufficient operating revenues or other cash flow based upon a minimum level of revenues necessary to support the Company's cost structure, then the Company must seek additional capital and may change the application of available fee revenues and other funds, if any, to enable the Company to meet basic operational needs. After the proceeds of the anticipated acquisition and the existing assets of the Company have been exhausted, management is uncertain as to whether ongoing advisory service operations will provide sufficient working capital, since the general effect of a declining portfolio of managed funds is a reduction of fees for advisory services. Revenues from advisory fees were $0 for the year ended December 31, 1995 as compared to $0 for the year ended December 31, 1994. Management expects that the deficit will significantly decrease for year ending December 31, 1996. Under the Investment Advisory Agreement with MONITR, the Company has agreed to reimburse MONITR for certain expenses above 1.45% of average net assets for four of the Funds. On two of the Funds, the Company is not required by contract to reimburse the Funds for expenses but may do so based upon management's discretion or varying state regulations. The Company is not required to reimburse the Funds for expenses for the Adjustable Rate Fund.

     The Company supplements and augments its own technical and marketing staff and continues to operate under contract for marketing services with an affiliate of the management of the Company. For the year ended December 31, 1995, charges for marketing services were $15,000, as compared to $120,445 for 1994. For the year ended December 31, 1995, charges for technical services were $8,500, as compared to $91,640 for 1994. Subsequent to the quarter ending September 30, 1988, the Company amended its Marketing and Technical Services Agreements to reduce the minimum amounts that the Company was obligated to pay for technical and marketing services from $340,992 per year ($85,248 per quarter) to $199,992 per year ($49,998 per quarter). At present, the technical services are now provided by the Company using its own personnel, including Mr. Michael A. Licameli, a Director, and Mr. Phillip R. Verrill, Chairman of the Board and President. In addition, a portion of the technical services are provided by the Company's management and numerous outside services, including Chart Watch, Jim Jones, O'Neil, Gelderman, Standard & Poor's, Smith Barney and Salomon Brothers.

     At present, the Company has the following principal annual expenses for technical and marketing services and other marketing expenses:


          Marketing services contract (minimum):                 $ 99,996
          Estimated additional marketing expenses:               $100,000

RESULTS OF OPERATIONS
- ---------------------

     As of December, 1995, the Company has completed over eleven years of operations. Since its inception in March, 1984, the Company has incurred losses aggregating $5,207,728 as of December 31, 1995. The Company's only source of revenue to date has been fee income from advisory services. Operating expenses have consisted principally of expenses incurred in establishing, registering, marketing, and obtaining technical services for the MONITR Fund, to which the Company serves as an investment advisor.

     For fiscal year ended December 31, 1989, 1990, 1991, and 1992, fee income was $(27,721), $(174,150), $(110,852), and $(67,881), respectively. For the fiscal year ended December 31, 1993, fee income was $(90,126) while in 1994 and 1995 fee income was $0. The Company incurred a net loss of $(325,150) for 1995, as compared to a net loss of $(739,006) for 1994, a net loss of $(453,873) in 1993, a net loss of $(537,740) in 1992, $(457,269) in 1991, a net loss of
$(486,965) in 1990, and a net loss of $(528,809) in 1989.

     Marketing expenses remain a large component of operating expenses. During fiscal years ended December 31, 1989, 1990, 1991, 1992, 1993, 1994, and 1995,
marketing service charges and marketing expenses were $171,050, $126,675, $187,562, $246,837, $138,628, $120,445, and $15,000 respectively.

     Certain operating expenses, principally marketing services (distinguished from marketing expenses), are based on a monthly retainer agreement and a percentage of funds under management. Such expenses, therefore, will increase with funds under management. Since inception, the Company has not observed any material impact of inflation on expenses or revenues; however, the impact of inflation on the Company's expenses and revenues is not readily determinable.

     Management believes that actions presently being taken, and planned, to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern and to increase revenues during 1996.

     The Company's plan to overcome its financial difficulties includes the following steps:

      a. Complete the agreement with the investment group led by Lloyd McAdams and Heather U. Baines, Pacific Income Advisors and Capital Advisors Inc. which calls for a capital investment in the Company and a three year agreement to provide facilities and management personnel. The new management group also plans to build-up the Company's customer service facilities and expand the Company's analytical staff.

      b. Close unprofitable funds to reduce operating expenses for any funds which do not obtain break-even profitability within a reasonable period of time;

      c. Devote further attention to reduction of operating costs, including additional negotiations with service suppliers (fund custodian, administrative agent, accounting services, and the like);

      d. Continued emphasis on marketing to accelerate growth of the funds that are currently selling;

      e.  Expand wholesale operations into areas not presently served;

      f.  Development of new funds and contemplated portfolio changes.

      g.  Marketing investments software.

While the Company anticipates that this plan will assist the Company in the strengthening of its financial position, there can be no assurance that any of the foregoing may improve the financial condition of the Company or allow it to continue as a going concern.

             ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      -------------------------------------------

     The Consolidated Financial Statements of the Company and Notes thereto, together with the Report of Schumacher & Bruce, Inc., CPA, may be found beginning on Page F-1 hereto.

     Schedules to the Financial Statements (Regulation S-X) are not required under the related instructions or are inapplicable and therefore have been omitted.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------------

     Not applicable.

                                   PART III

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
          -------------------------------------------------------------------
        REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
        -------------------------------------------------------------

     The following sets forth certain information concerning each Director and Executive Officer of the Company:

                                                        Period of Service
    Name and Age     Positions(s) with the Company  as a Director or Officer
    ------------     -----------------------------  ------------------------
Phillip R. Verrill   Chairman of the Board and       Since March 8, 1984
Age: 50 (1)<F7>(2)<F8>       President

Michael A. Licameli            Director              Since December, 1990
Age: 33

Robert J. Fisher        Vice President - Sales       Since December, 1990
Age: 55

      (1)<F7> May be deemed to be an "organizer" of the Company.
      (2)<F8> May be deemed to be a "promoter" of the Company.

TERM OF OFFICE
- --------------

     All directors of the Company hold office until the next annual meeting of the Company's shareholders, or until their successors have been elected and qualified. Officers serve at the discretion of the Company's Board of Directors.

FAMILY RELATIONSHIPS
- --------------------

     There are no arrangements or undertakings between any of the named Directors or Officers and any other persons pursuant to which any Director was selected or was nominated as a Director or an Officer. There are no family relationships among the Officers, Directors, or nominees.

BUSINESS EXPERIENCE
- -------------------

     PHILLIP R. VERRILL: Mr. Verrill is a founder of the Company. From 1990 to the present, Mr. Verrill has served as President of the Company. From 1984 to December 1990, Mr. Verrill served as a Director and Vice President - Marketing of the Company. He has served as Chairman of the Board since July 1989. From 1984 to 1989, Mr. Verrill served as Vice President of MONITR and since 1988, Mr. Verrill has served as Director of MONITR. He currently serves as President of Pallas Financial Corporation and its affiliates Pallas Financial Services, Inc. and Pallas Financial Group, Inc. (1983 to 1988). Formerly, he was the Branch Manager and Director, Product Development - Commodity Division, Thomson McKinnon Securities, Inc. (1978 to 1983) and Mr. Verrill was Vice President and Nashville, Tennessee, Branch Manager for E. F. Hutton & Co. (1977 to 1978). During the period from 1970 to 1977, he attained the positions of Senior Account Executive and Commodity Specialist for the Birmingham, Alabama, office of Merrill Lynch, Pierce Fenner and Smith, Inc.

     MICHAEL A. LICAMELI: Mr. Licameli was appointed as a Director of the Company in December, 1990, and has also served until June 1995 as Secretary and Treasurer of the Company. From 1989 to the present, Mr. Licameli has served as Senior Operations Manager of the Company and from 1986 to 1988 served as Assistant Portfolio Manager for Greenwich Monitrend Corporation and technical advisor to the Company. From 1984 to 1986, Mr. Licameli worked in the accounts and research departments of Greenwich Monitrend Corporation.

     ROBERT J. FISHER: Mr. Fisher has served as Vice President - Sales since December, 1990, and has served as national sales director of the Company since 1987. From 1987 to 1991, Mr. Fisher was Vice President and salesman for Pallas Financial Corp. Prior to such time, Mr. Fisher was the President and national sales director of Rochester Fund Distributors, a wholesaler of mutual funds.

DIRECTORSHIPS
- -------------

     Phillip R. Verrill and Michael A. Licameli serve as Officers and Directors of MONITR, a company registered as an investment company under the Investment Company Act of 1940, as amended. Phillip R. Verrill, Chairman of the Company's Board of Directors and President, serves as Trustee, and as a Trustee and President of MONITR. Michael A. Licameli, Secretary and Treasurer of the Company until June 1995, serves as a Trustee and Vice President of MONITR.

LEGAL PROCEEDINGS
- -----------------

     There are no legal proceedings involving any of the Directors or Officers of the Company.

SECTION 16 REQUIREMENTS
- -----------------------

     Section 16(a) of the 1934 Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation promulgated pursuant to the 1934 Act to furnish the Company with copies of all
Section 16(a) report forms they file with the SEC.

     Based solely on its review of the copies of such report forms received by it with respect to fiscal year 1993, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with in accordance with Section 16(a) of the 1934 Act.

                       ITEM 10.  EXECUTIVE COMPENSATION
                                 ----------------------

     The information regarding executive compensation in response to Item 8 of
Schedule 14A which will appear in the Company's definitive Proxy Statement in connection with the solicitation of proxies for its 1995 Annual Meeting of Stockholders is hereby incorporated herein by reference.


                       ITEM 11.  SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                   ----------------------------------------

     The information regarding security ownership of certain beneficial owners and management in response to Item 6 of Schedule 14A which will appear in the Company's definitive Proxy Statement in connection with the solicitation of proxies for its 1995 Annual Meeting of Stockholders to be held in 1996 is hereby incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND SUBSEQUENT EVENTS
          --------------------------------------------------------------------

     The information regarding certain relationships and related transactions in response to Item 7 of Schedule 14A which will appear in the Company's definitive Proxy Statement in connection with the solicitation of proxies for its 1995 Annual Meeting of Stockholders is hereby incorporated herein by reference.

     Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company filed with the Commission Form 8-K on May 7, 1996 noting that the Company had entered into an agreement in principle with an investment group led by Lloyd McAdams and Heather U. Baines, Pacific Income Advisors and Capital Advisors Inc. Which calls for a capital investment in the Company and a three year agreement to provide facilities and management personnel. All parties are working to complete related documentation and expect to finalize the transaction within 30 days or sooner. The new management group plans to build-up Monitrend's customer service facilities and expand Monitrend's analytical staff.

     In a related manner, Monitrend and BeneFund have agreed to a transaction which calls for the transfer of BeneFund's interest in the Company to the aforementioned investment group in exchange for preferred stock and retention of the 1,000,000 shares of the Company common stock previously issued. The agreement supersedes prior arrangements and both companies have determined that this arrangement better facilitates the plans the companies have for developing financial products.

     In conjunction with the transaction with Pacific Income Advisors, the Company announced the move of its corporate offices to Santa Monica, California. The transaction requires regulatory and stockholder approval which will be submitted on the appropriate timetable.

     Additionally, in conjunction with the transaction with Pacific Income Advisors, Monitrend's new officers are the following: Chief Executive Officer, Lloyd McAdams; President, Heather U. Baines; Vice President, Heather U. Baines, and Secretary, Kathie Hilton.


                                   PART IV

                   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K
                      ----------------------------------

     (a)(1) FINANCIAL STATEMENTS: See "Index to Financial Statements and Supplemental Schedules" under Item 8 above.

     (a)(2) FINANCIAL STATEMENT SCHEDULES: See "Index to Financial Statements and Supplemental Schedules" under Item 8 above.

     (a)(3) EXHIBITS: The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
Table
Number     Document                                               Reference
- ------     --------                                               ---------

(2)        Share Purchase Agreement between BeneFund, Inc. and the Company dated March 11, 1994 (Schedules have been omitted and will be
           provided upon request)                                 Not Applicable

(3)        Articles of Incorporation and Bylaws - Monitrend       (i)
           Investment Management, Inc.

(4)        Instruments defining the rights of security holders,   (i)
           including debentures

(9)        Voting Trust Agreement                                 Not applicable

(10)       Material contracts                                     (i)

(10.1) Sub-Advisory Agreement approved December 27, 1990 and (iii) effective as of January 31, 1991

(11)       Statements regarding computation of earnings per share (iv)

(12)       Statements regarding computation of ratios             Not applicable

(13)       Annual report to security holders, Form 10-Q
            or quarterly report to security holders               Not applicable

(16)       Letter re: change in certifying accountant             (ii)

(18)       Letter re: change in accounting principles             Not applicable

(19)       Previously unfiled documents                           Not applicable

(22)       Subsidiaries of the registrant                         Not applicable

(23)       Published report regarding matters submitted to vote   Not applicable
           of security holders

(24)       Consents of experts and counsel                        Not applicable

(25)       Power of attorney                                      Not applicable

(28)       Additional exhibits                                    Not applicable

(29) Information from reports furnished to State insurance Not applicable regulatory authorities


   (i) Filed as Exhibits with Registration Statement No. 33-12705 (under the Securities Act of 1933, as amended) and incorporated herein by this reference.

   (ii)   Filed with Form 8-K at February 22, 1988, and pursuant to Item 9(d) of
     Schedule 14A (Reg. 240.14a-101).

   (iii) Filed with the Securities and Exchange Commission on December 27, 1990 as Exhibit 5(d) to Post Effective Amendment No. 11 to the Monitrend Mutual Fund Registration Statement on Form N-IA Registration No. 2-90810 and incorporated herein by reference.

   (iv) Not required since the information can be ascertained from the Company's Financial Statements filed herewith.


     (b) REPORTS ON FORM 8-K: No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

     (c)  EXHIBITS:  See (a)(3) above.

     (d) See Item 8 of this report for an index of Financial Statement schedules.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By    /s/ Phillip R. Verrill                                      May 29, 1996
    -----------------------------------                           ------------
    Phillip R. Verrill,                                                   Date
    Chairman of the Board and President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:     /s/ Phillip R. Verrill                                    May 29, 1996
    --------------------------                                    ------------
    Phillip R. Verrill,                                                   Date
    Director and President


By:      /s/ Michael A. Licameli                                  May 29, 1996
    ----------------------------                                  ------------
    Michael A. Licameli,                                                  Date
    Director

                     MONITREND INVESTMENT MANAGEMENT, INC.
                     -------------------------------------


                              FINANCIAL STATEMENTS

                                      with

               Report of Independent Certified Public Accountants

                           December 31, 1995 and 1994

                     MONITREND INVESTMENT MANAGEMENT, INC.
                     -------------------------------------

                                                       Page
                                                       ----

Report of Independent Certified Public Accountants     F-3

Financial Statements:

     Balance Sheet                                     F-4

     Statements of Operations                          F-5

     Statement of Changes in Stockholders'
      (Deficiency)                                     F-6

     Statements of Cash Flows                          F-7

     Notes to Financial Statements                     F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Monitrend Investment Management, Inc.
Closter, New Jersey

We have audited the accompanying balance sheet of Monitrend Investment Management, Inc. as of December 31, 1995, and the statements of operations, stockholders' (deficiency) and cash flows for the two years ended December 31, 1995 and 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monitrend Investment Management, Inc. as of December 31, 1995 and the results of its operations, changes in stockholders' (deficiency), and its cash flows for the two years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. Management has taken steps to reduce operating expenses and is attempting to complete a business combination. Management believes that the actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ Schumacher & Associates, Inc.

                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              12835 East Arapahoe Road
                              Tower II, Suite 110
                              Englewood, CO 80112

March 29, 1996
                     MONITREND INVESTMENT MANAGEMENT, INC.
                     -------------------------------------

                                 BALANCE SHEET
                               December 31, 1995

                                     ASSETS
                                     ------

Current Assets:
  Cash                                                      $85
                                                     ----------
  Total Current Assets                                       85

Restricted investments (Note 3)                           6,240
                                                     ----------

  TOTAL ASSETS                                           $6,325
                                                     ----------
                                                     ----------

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               ------------------------------------------------

Current Liabilities:
  Advances from related parties (Note 6)                $88,879
  Current maturities of long term debt (Note 3)         158,062
  Accounts payable and other accrued
   expenses                                              56,244
  Payable to Monitrend Fund                             255,204
                                                     ----------
  Total Current Liabilities                             558,389

Subordinated Obligations (Note 3)                     1,076,938
                                                     ----------

  TOTAL LIABILITIES                                   1,635,327
                                                     ----------

Commitments and contingencies (Notes 2,3,5,6,
 9 and 10)                                                    -
Stockholders' (deficiency):
  (Notes 3,5 and 8)
  Common stock, $.001 par value,
    20,000,000 shares authorized,
    19,102,394 issued and outstanding                    19,103
  Convertible preferred stock, $.001
    par value, 1,500,000 shares authorized,
    1,487,046 shares issued and outstanding               1,487
  Preferred stock, Series A, $.001 par
    value, 3,189,378 shares authorized,
    3,189,378 shares issued and outstanding               3,189
  Additional paid-in capital                          3,554,947
  Accumulated deficit                               (5,207,728)
                                                    -----------

  TOTAL STOCKHOLDERS' (DEFICIENCY)                  (1,629,002)
                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS'
   (DEFICIENCY)                                          $6,325
                                                    -----------
                                                    -----------

The accompanying notes are an integral part of the financial statements.

                     MONITREND INVESTMENT MANAGEMENT, INC.
                     -------------------------------------

                            STATEMENTS OF OPERATIONS

                                                    For the Year
                                                    Ended December 31,
                                                1995              1994
                                              ------            ------

Revenues                                          $-                $-
                                            --------          --------

Expenses:
  Advisory fee and expense
   reimbursements (Note 1)                   255,204           154,101
  Outside advisory services                    8,500            91,640
  Marketing services (Note 6)                 15,000           120,445
  Officers salaries                           33,875            48,700
  Professional fees (Note 2)                (50,974)           113,546
  Interest                                         -             3,143
  Depreciation                                 6,795             3,310
  Taxes and licenses                           2,580             5,001
  Rent                                         9,600             9,854
  Provision for doubtful account                   -            48,840
  Other                                        7,070            57,050
                                           ---------          --------
    Total Expenses                           287,650           655,630
                                           ---------          --------

Net Loss Before Realized
  Investment Gains                         (287,650)         (655,630)
Realized Investment (Losses)                (37,500)          (83,376)
                                           ---------         ---------

  Net Loss                                $(325,150)        $(739,006)
                                           ---------         ---------
                                           ---------         ---------

Loss per common shares:
  Primary                                     $(.02)            $(.04)
                                           ---------         ---------
                                           ---------         ---------

  Average number of shares
    outstanding                           19,102,394        17,377,833
                                          ----------        ----------
                                          ----------        ----------

  Fully Diluted                               $(.02)            $(.04)
                                          ----------        ----------
                                          ----------        ----------

  Average number of shares
    outstanding                           20,589,440        18,864,879
                                         -----------       -----------
                                         -----------       -----------

The accompanying notes are an integral part of the financial statements.

                     MONITREND INVESTMENT MANAGEMENT, INC.
                     -------------------------------------

               STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)

                From December 31, 1993 through December 31, 1995

                                                                            Preferred Stock   Additional
                                   Common Stock      Convertible Preferred     Series A         Paid-     Accumulated
                                No./Shares    Amount  No./Shares  Amount  No./Shares  Amount  in Capital    Deficit      Total
                               -----------   -------  ----------  ------  ----------  ------  ----------    --------   ---------
Balance at December 31. 1993   15,651,932   $15,652  1,487,046   $1,487 3,189,378   $3,189  $2,857,864  $(4,143,572) $(1,265,380)

Issuance of restricted stock    3,450,462     3,451          -        -         -        -     400,083           -       403,534

Net Loss                                -         -          -        -         -        -           -     (739,006)    (739,006)
                               ----------   -------  ---------   ------ ---------   ------   ---------    ----------   ---------

Balance at December 31, 1994   19,102,394    19,103  1,487,046    1,487 3,189,378    3,189   3,257,947   (4,882,578)  (1,600,852)

Benefund, Inc. funds                    -         -          -        -         -        -     297,000           -       297,000
received

Net Loss                                -         -          -        -         -        -           -     (325,150)    (325,150)
                               ----------    ------  ---------   ------ ---------   ------  ----------    ----------   ---------

Balance at December 31, 91995  19,102,394   $19,103  1,487,046   $1,487 3,189,378   $3,189  $3,554,947    $(520,728) $(1,629,002)
                               ----------   -------  ---------   ------ ---------   ------  ----------    ----------   ---------
                               ----------   -------  ---------   ------ ---------   ------  ----------    ----------   ---------

The accompanying notes are an integral part of the financial statements.

                     MONITREND INVESTMENT MANAGEMENT, INC.
                     -------------------------------------

                            STATEMENTS OF CASH FLOWS


                                                    For the Year
                                                  Ended December 31,
                                                1995              1994
                                            --------          --------

Cash Flows From Operating Activities:
  Net (loss)                              $(325,150)        $(739,006)
  Adjustments to reconcile net (loss)
  to net cash used in operating
  activities:
    Depreciation                               6,795             3,310
    Increase (decrease) in accounts
      payable and accrued expenses          (45,971)            28,056
    Increase in payable to
       Monitrend Funds                        76,136           114,050
    Provision for doubtful account                 -            48,840
    Other                                   (62,761)          (40,840)
                                           ---------          --------

  Net Cash (Used in) Operating
    Activities                             (350,951)         (585,590)
                                           ---------         ---------

Cash Flows From Investing Activities:
  (Purchases) of property and
    equipment                                      -           (3,620)
  Sale of investments                         43,740           265,368
                                            --------          --------

  Net Cash Provided by Investing
    Activities                                43,740           261,748
                                            --------          --------

Cash Flows From Financing Activities:
  Funds received from Benefund               297,000                 -
  Advances from related parties                    -            78,000
  Margin account loan (repayment)                  -         (134,997)
  Repayment of debt                                -          (20,000)
  Stock issued                                     -           403,534
                                            --------          --------

  Net Cash Provided by Financing
   Activities                                297,000           326,537
                                            --------          --------

Increase (decrease) in cash                 (10,211)             2,695

Cash, beginning of year                       10,296             7,601
                                            --------          --------

Cash, end of year                                $85           $10,296
                                            --------          --------
                                            --------          --------

Interest paid                                     $-            $3,143
                                            --------          --------
                                            --------          --------

Income taxes paid                                 $-                $-
                                            --------          --------
                                            --------          --------

The accompanying notes are an integral part of the financial statements.

                     MONITREND INVESTMENT MANAGEMENT, INC.
                     -------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1995 and 1994

(1)  Organization and History
     ------------------------

     The Company was organized in March 1984 as a Delaware corporation. The Company is an investment advisor to Monitrend Mutual Fund ("Mutual Fund"), a Massachusetts Business Trust organized in January 1984, and is registered as a diversified open-end investment management company under the Investment Company Act of 1940, as amended, and the Securities Act of 1933, as amended.

     The Company earns its income principally from management fee arrangements with six Monitrend Mutual Funds. Under these agreements the Company has agreed to reimburse the Monitrend Mutual Funds for certain expenses above 1.45% of the Mutual Fund's average net assets on four of the funds. On the other two funds the Company is not required by contract to reimburse the funds for expenses but may do so based upon managements discretion or varying state regulations. During the years ended December 31, 1995 and 1994 the Company received no management fee revenues. During these two years the Company reimbursed certain expenses to the funds.

(2)  Significant Accounting Policies
     -------------------------------

     Basis of Presentation - Going Concern
     -------------------------------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management has taken steps to reduce operating expenses and is attempting to complete a business combination as described in note 10. In view of these matters, realization of certain of the assets in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, raise additional equity capital, and the success of its future operations. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

     Depreciation
     ------------

     Depreciation of property and equipment is provided principally over the estimated useful lives of 5 years utilizing the straight-line method. During 1995 the furniture and office equipment that was formerly used in the Company's New Jersey office was abandoned when the New Jersey office was closed. The book value of this abandoned assets of $6,795 has been shown as depreciation expense in the 1995 financial statements.

     Loss per Common Share
     ---------------------

     Loss per common share has been computed based on the weighted average number of shares outstanding. The fully diluted loss per share included the effect of the potential conversion of the preferred shares.

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Legal Fees Waived
     -----------------

     Subsequent to December 31, 1995 approximately $100,000 of legal fees were waived, some of which were for services rendered and invoiced in 1994, in conjunction with a reorganization of the law firm, whereby mutual releases were obtained. As part of this transaction, the Company agreed to utilize the services of the law firm on other future matters with fees totalling at least $50,000. If the Company fails to utilize the $50,000 of future services, the Company would be liable for $50,000 of the previously waived fee. In accordance with the terms of the business combination agreement as disclosed in Note 10, the Company intends to incur legal fees with this firm totalling at least $50,000 which will fulfill the commitment.

(3)  Long-Term Debt and Subordinated Obligations
     -------------------------------------------

     Long-term debt and subordinated obligations at December 31, 1995 consisted of the following (See Note 10):

     Subordinated obligations                 $1,235,000
     Current maturities                         (158,062)
                                             ------------
                                              $1,076,938
                                             ------------
                                             ------------

     During June, 1988, the Company commenced a private placement of units of securities. The Units included a promissory note bearing interest at twelve percent payable monthly and common stock purchase warrants. The Company withdrew the offering after receiving $40,000. The $40,000 of promissory notes have subsequently been satisfied. As a part of the transaction, the Company issued warrants to purchase 80,000 shares of common stock at the lessor of fifty cents per share or 75% of the fair market value of the common stock five years after the unit transactions were closed.

     During 1989, the Company completed two private placements of senior units. The senior units were offered at $10,000 per unit. The first private placement included the sale of 100 units totalling $1,000,000. The second private placement included the sale of 23.5 units totalling $235,000. Each senior unit comprises one principal right, one revenue certificate and one common stock purchase warrant.

     Each principal right entitles the holder to receive $10,000 as return of the participant's capital at the end of the sixth year after the final closing of the offering.

     Each revenue right entitles the holder to receive $11,631 as investment income. Each holder of a revenue certificate will receive 0.5% of the Company's gross revenues, if any, until the $11,631 revenue certificate is paid in full.

     The Company has covenanted that, during the period of time that any sums are payable on the principal right and/or revenue certificates, the Company will not issue any debt securities; however, the Company is permitted to issue additional equity securities, warrants and options. For the limited purpose of the above-described covenant, the Company did not intend to treat the senior units, or any part thereof, as debt securities. Also, the principal rights and revenue certificates are subordinated to commercial trade, institutional or bank debts of the Company and senior indebtedness. Senior indebtedness includes any indebtedness incurred by the Company or any subsidiary in connection with general business operations or with the acquisition of any business, properties, or assets and lease obligations.

     As a part of the private placements, the Company indicated that it would establish a reserve fund to pay a portion of the principal rights which may be diminished if the Company uses the reserve to make payments to complete a business combination. The Company is actively pursuing various business opportunities and has incurred approximately $54,684 in 1992, $30,712 in 1993, $110,542 in 1994 and $21,000 in 1995 in related expenses. These amounts expended and amounts expensed in prior years have reduced the provision to $158,062. At December 31, 1995 the Company did not have invested assets to cover this provision. Therefore, at December 31, 1995, $158,062 has been reclassified from long term to current portion of debt.

     As of December 31, 1995 no liability has been provided for any payment on the revenue certificates since the company has not earned any gross revenue since the completion of the private placements.

(4)  Income Taxes
     ------------

     As of December 31, 1995, there are no current or deferred income taxes payable. As of December 31, 1995, the Company has total deferred tax assets of approximately $1,040,000 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,040,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 1995.

     The Company has available at December 31, 1995 a net operating loss carry forward of approximately $5,200,000 which may be utilized to offset future taxable income, if any, through the year 2010. A change of control of more than 50% of the Company may result in a loss of all or part of this carryover.

 (5) Capital Stock
     -------------

     The Company has 1,487,046 shares of convertible preferred stock outstanding. Convertible preferred stock automatically converts to common shares on a one for one basis upon the payment of a cumulative dividend to the preferred stockholders of $.50 per share. The holders of preferred stock, in preference to holders of common stock, are entitled to receive dividends, if and when declared by the Board of Directors, at the rate declared by the Board of Directors, until the holders of preferred stock have received an amount equal to $.50 per share of preferred stock. The Company has made one preferred dividend payment aggregating $37,503 on July 12, 1988 amounting to $.0625 per share.

     After the $.50 per share dividend preference has been paid to holders of preferred stock, there will be no dividend preference, and all shares of preferred stock will automatically be converted, on a one for one basis, to shares of common stock. Any further dividends, if any, declared by the Board of Directors shall be paid to holders of all shares at the same rate per share.

     Until the Company has paid the aggregate of $.50 per share in dividend preferences to holders of the preferred stock and the preferred stock is converted into common stock, the Company may not make secured or unsecured loans to any officer, director, employee or agent of the Company and the Company may not pay any officer, director, or employee aggregate remuneration, including fringe benefits, greater than $55,000 per year.

     In the event of dissolution, liquidation, winding up of the Company or sale or other transfer of the Company's assets not in the ordinary course of business, after payment of the Company's liabilities to unaffiliated third parties, holders of preferred stock are entitled, in preference to holders of common stock, to any amount of remaining assets in an amount not to exceed $.50 per share of preferred stock outstanding. The liquidation preference is not reduced by any dividends that may have been paid by the Company. After payment of the liquidation preference, the holders of preferred stock will share pro rata with holders of common stock, on a per share outstanding basis, in all remaining assets of the Company. Upon conversion of the preferred stock to common stock, there are no liquidation preferences. Holders of the preferred stock do not have any right to request conversion of preferred to common stock.

     The Company will adjust the number of shares of common stock to be issued for converted preferred stock by an amount to take into account any increase or reduction in the number of outstanding shares of common stock which have accrued since the date of first issuance of the preferred stock by reason of split, reverse-split, share dividend, consolidation, merger or other capital change affecting the number of outstanding shares of common stock so as to fairly and equitably preserve the original conversion rights of the preferred stock. In case of any reclassification or change such as a consolidation, merger, or business combination or subdivision exulting in a capital change for the outstanding shares of the Company (other than as a result of a subdivision or combination of shares), then lawful provision shall be made by the Board of Directors so that the holders of the preferred stock then outstanding shall have the right to convert such shares into the kind and amount of shares of property, stock or other securities receivable by a holder of the number of shares of common stock into which shares of preferred stock might have been converted immediately prior to such reclassification or change.

     Each holder of preferred stock is entitled to one vote per share of preferred stock for the election of Directors, and upon all matters which shareholders are entitled to vote; provided however, holders of preferred stockholders are not entitled to vote as a class upon any mergers, consolidations, reorganizations, dissolutions, sale of all corporate assets not in the ordinary course of business, or upon any increase or decrease of the authorized shares of any class of stock or upon any matter except as may be required by law. Holders of preferred stock do not have cumulative voting rights with respect to the election of Directors.

     Holders of preferred stock do not have preemptive rights to subscribe to additional shares offered or sold by the Company. There are no redemption or sinking fund provisions with respect to shares of preferred stock.

     On March 5, 1987, the Directors ratified and approved a special stock reserve plan for employees and other personnel of the Company. Under this plan, a total of 600,000 shares of the Company's common stock were reserved for this purpose. During 1990, the Company issued 200,000 shares each to two employees of the Company for a total of $400. As of December 31, 1993, 200,000 shares of common stock remain reserved for future issuance under this plan. During January, 1994 the 200,000 shares were issued to an employee. During 1995, no shares were issued pursuant to this plan.

     During June 1988, the Company commenced a private placement of units of securities. The units comprised a promissory note bearing interest at twelve percent (12%) payable monthly and common stock purchase warrants. As part of the transactions, the Company withdrew the offering after obtaining $40,000 in loans. The $40,000 of promissory notes have subsequently been satisfied. As part of the transactions, the Company issued warrants to purchase 80,000 shares of common stock at the lesser of $.50 per share or 75% of the fair market value of common stock five years after the loan transaction was closed. See Note 3 for a description of successful private placements completed during 1989 and 1990. See Note 8 for a description of the private placement commenced during January, 1992 and completed in 1993.

     During June, 1990, the Company's shareholders approved the issuance of 1,000,000 shares of restricted common stock to an individual for $1,000. As of December 31, 1995, these shares were not issued.

     During 1991, the Company completed a private placement of units of its securities. Each unit consisted of one share of preferred stock and four shares of its common stock. The Company offered 900,000 units at $.65 per unit. All units were sold and the total gross proceeds from the offering were $585,000.

     Included in common stock, shown as outstanding is 1,612,000 shares reserved for the Pennsylvania insurance commissioner, as statutory liquidator of Corporate Life Insurance Company. These shares have not physically been issued, pending final outcome of certain administrative or litigation proceedings. The Company received $161,200 related to this matter, which was treated as consideration for the stock to be issued. A contingency exists with respect to this matter, the ultimate resolution cannot presently be determined.

(6)  Related Party Transactions
     --------------------------

     A principal stockholder is controlling stockholder of Pallas Financial Corp., and its affiliates, the distributor of Monitrend Mutual Funds, which currently receives investment advisory services from the Company. Pallas Financial Corp., and its affiliates are distributors of other mutual funds.

     The Company had a marketing service contract with Pallas Financial Corp. Under the terms of the agreement, the Company agreed to pay a minimum annual marketing fee of $99,996 to Pallas Financial Corp. and reimburse other marketing expenses. The contract was terminated during 1995 and only $15,000 in marketing fees were paid. Pallas has agreed to waive all other fees for 1995.

     The aggregate charges from Pallas Financial Corporation to the Company for 1995 were $15,000; and in 1994 were $120,445. As of December 31, 1995
     $6,879 was payable to Pallas for unreimbursed expenses.

     As of December 31, 1995 the Company had received advances from related parties totalling $71,000. These advances had no written repayment terms, and did not bear interest and are not collateralized. The Company and the related parties have agreed to convert the $71,000 to debt with the same terms as the subordinated debentures. The related parties have also agreed to convert the amounts owed to them to a preferred equity upon successful completion of a business combination. See Note 10.

(7)  Investment in Securities
     ------------------------

     At December 31, 1995 the Company had no investments in securities. The investments in securities were sold during 1995.

(8)  Private Placement of Securities
     -------------------------------

     During October, 1991, the Company commenced a private placement of units of its securities. Each unit consisted of three shares of common stock and two shares of Series A preferred stock. Each unit was sold at $.65 per unit. The individual investor minimum was 6,500 units with no overall minimum offering. After receiving gross proceeds from this offering of $235,410, the Company replaced this private placement offering with a new offering of a maximum of 1,330,000 units at $.65 per unit. Each new unit included two shares of Series A preferred and three shares of common stock. The Company received gross proceeds of $873,551 from this new offering. In connection with this new offering, broker-dealers were entitled to stock purchase warrants, allowing the purchase of shares of common stock equal to 10% of the number of shares of common stock in the units sold, a maximum of 399,000 shares of common stock at an exercise price of $.10 per share. The Series A preferred stock has a par value of $.001 per share. The total authorized Series A preferred stock is 3,700,000 shares. The cumulative dividend preference is $.50 per share. The liquidation preference shall be $.50 per share, less any dividends paid on the preferred stock up to $.50 per share. During 1994, the Company issued 3,450,462 restricted common shares with net proceeds to the Company of $403,534.

(9)  Funds Received from Benefund, Inc.
     ----------------------------------

During 1994 and 1995 the Company received $297,000 from Benefund, Inc. related to a potential business combination transaction. According to the terms of the agreement with Benefund, Inc., Benefund, Inc. agreed to provide assets totalling approximately $4,000,000 to the Company in exchange for 5,360,301 shares of the Company's common stock. Since the $4,000,000 of assets have never been provided, the Company has taken the position that the $297,000 will not be repaid unless the assets with verifiable value of $4,000,000 have been provided to the Company as required by the agreement. Benefund, Inc. has requested that the Company sign a note payable for the balance advanced to the Company. The Company has refused to sign the note. This amount has been considered contributed capital as a result of a forfeiture due to the failure of Benefund, Inc. to perform under the terms of the contract. The Company has offered to issue 2,936,120 shares of the Company's common stock for all amounts received to date from Benefund, Inc., if it is ultimately determined that the asset to be received from Benefund, Inc. is worth less than the amounts advanced by Benefund, Inc. These 2,936,120 shares have not been shown as outstanding in the financial statements. A contingency exists with respect to this matter, but the completion of the change of control transaction described in note 10 below will resolve this matter with the issuance of certain Company securities as satisfaction of the various obligations.

(10) Subsequent Events
     -----------------

     The Company has entered into an agreement in principle with an investment group which calls for a capital investment into the Company and a three year agreement to provide facilities and management personnel. Completion of this transaction would result in a change of the control of the Company. This transaction requires regulatory and stockholder approval.
     Effective January 29, 1996 the Company was provided a Credit Guarantee in the amount of $220,000 for the purpose of guaranteeing payment of the balance due to the Funds. As a part of the capital investments described in the preceding paragraph, the balance payable to the Funds was paid and this Credit Guarantee was released.

     Also, approximately ninety-seven percent of the subordinated obligation holders have agreed to a proposed recapitalization which will include the conversion to new notes and a new preferred stock. This recapitalization is subject to approval of the stockholders. The following pro forma balance sheet gives effect to the recapitalization as if the recapitalization had happened effective December 31, 1995:


                            PRO FORMA BALANCE SHEET
                               December 31, 1995

                                  (Unaudited)

                                     ASSETS

Assets                                 $6,326
                                   ----------
                                   ----------
Liabilities:
     Advances from related parties    $18,879
     Current maturities of debt        45,000
     Accounts payable                  56,244
     Payable to Monitrend Fund        255,204
                                   ----------
      Total Current Liabilities       375,327

     Senior bonds payable             328,276
                                   ----------
      Total Liabilities               703,603
                                   ----------

Stockholders' (deficiency):
     Common stock                      19,103
     Convertible preferred              1,487
     Convertible preferred            931,725
     Preferred stock                    3,189
     Additional paid-in capital     3,554,947
     Accumulated (deficit)         (5,207,728)
                                   -----------
      Total Deficiency             (  697,277)
                                   -----------

Total Liabilities and (Deficiency)     $6,326
                                   ----------
                                   ----------