Form 10QSB
period 1996-03-31
MONITREND INVESTMENT MANAGEMENT INC
filed 1997-05-19
CIK 811614

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                           -----------------------

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE TRANSITION PERIOD FROM -------------------- TO ---
          ----------------


                         Commission File No. 0-16462
                              ------------------

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

      Registrant's telephone number, including area code: (310)393-1424
                            ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No


As of March 31, 1996, 19,102,394 shares of Common Stock, $0.001 par value per share, 1,487,046 shares of Preferred Stock, $0.001 par value per share, and 3,189,378 shares of Series A Preferred Stock, $0.001 par value per share, were issued and outstanding.

                        ------------------------------

                                    INDEX
                                    -----



Part I.   Financial Information
------    ---------------------

Item 1.        Financial Statements

                  Balance sheets

                  Statement of Operations (unaudited)

                  Statement of Changes in Stockholders' Equity (Deficiency)

                  Statement of Cash Flows (Unaudited)

                  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information
-------   -----------------

Item 1.        Legal Proceedings

Item 2.        Changes in Securities - Not Applicable

Item 3.        Defaults upon Senior Securities - Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders - Not
               Applicable

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K - Not Applicable



Signatures
----------



                                   Item 1.
                                   ------

                             FINANCIAL STATEMENTS

                     Monitrend Investment Management, Inc.
                                 Balance Sheet
                                 March 31, 1996



ASSETS

First Tennessee Bank                                       $75.53
Investments                                              6,240.00
                                                       ----------


     TOTAL CURRENT ASSETS                                         $6,315.53
     TOTAL ASSETS                                                 $6,315.53
                                                                 ----------



                      Monitrend Investment Management, Inc.
                                 BALANCE SHEET
                                 MARCH 31, 1996


LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES:

     Accounts Payable                                  $40,128.82
     Payable to Pallas Financial                        79,074.96
     Payable to E.Black                                  2,000.00
     Payable to Eminent Domain                          25,000.00
     Notes Payable                                   1,235,000.00
     Due to Monitrend Funds                            306,244.45
                                                    -------------

     TOTAL CURRENT LIABILITIES                                $1,687,448.23
                                                             --------------

EQUITY:

     Common Stock                                       19,103.00
     ConvertiblePreferred Stock                          1,487.00
     Preferred Stock, Series A                           3,189.00
     Additional Paid in Capital                      3,554,947.00
     Retained Earnings                             (5,207,727.62)
     NET INCOME (LOSS)                                 (52,131.08
                                                    -------------
     TOTAL EQUITY                                           $(1,681,132.70)
                                                            ---------------

     TOTAL LIABILITIES AND EQUITY                                 $6,314.53
                                                                  ---------


                     Monitrend Investment Management, Inc.
                                INCOME STATEMENT
                                 FOR THE PERIOD


                                                  03/01/96--     01/01/96--
                                                    03/31/96       03/31/96

REVENUE                                                    0              0

EXPENSES:
Fund Reimbursement                                 51,040.80      51,040.80
Freight & Delivery                                     44.00          44.00
Accounting Fees                                            0              0
Interest                                                   0              0
Legal Fees                                                 0              0
Office Expense                                          8.66           8.66
Postage and Freight                                   100.00         100.00
Technical Fees                                             0              0
Transfer Agent                                             0              0
Telephone                                             937.62         937.62
                                                   ---------      ---------

  TOTAL EXPENSES                                    1,046.28       1,046.28

  NET OPERATING INCOME (LOSS)                    (52,131.08)    (52,131.08)

  NET INCOME (LOSS)                              (52,131.08)    (52,131.08)
                                                 -----------    -----------



                                              MONITREND INVESTMENT MANAGEMENT, INC.

                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                          From December 31, 1995 through March 31, 1996



                                                                    Preferred Stock    Additional
                              Common Stock   Convertible Preferred   Series A                Paid    Accumulated
                      No./Shares    Amount   No./Shares    Amount  No./Shares  Amount  in Capital        Deficit          Total
                      ----------   -------   ----------   -------  ----------  ------  ----------    -----------   ------------
Balance at
  December 31, 1995   19,102,394    19,103    1,487,046     1,487   3,189,378   3,189   3,554,947    $(5,207,728   $(1,629,002)
Net Loss                      --        --           --        --          --      --          --             --       (52,131)
                     -----------   -------   ----------   -------   ---------  ------   ---------    -----------    -----------


Balance at
  March 31, 1996      19,102,394    19,103    1,487,046     1,487   3,189,378   3,189   3,554,947   $(5,207,728)   $(1,681,132)



                                   Item 2.
                                   ------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below should be read in conjunction with the financial statements of Monitrend Investment Management, Inc. (the "Registrant" or the "Company") included in its previously filed Annual Report on Form 10-KSB for the year ended December 31, 1995, and with the financial information (unaudited) for the period ended March 31, 1996, filed herewith.

THE COMPANY

     Monitrend Investment Management, Inc. (the "Company") serves as a Registered Investment Advisor under the Investment Advisers Act of 1940, as amended (the "Investment Act"). (See subsequent events). The Company receives revenues in the form of advisory fees from Monitrend Mutual Fund (symbol:
"MONITR"). MONITR is a diversified open-end investment company composed of seven (7) separate portfolios or series: (1) PIA Adjustable Rate Government Securities Fund (the "Adjustable Rate Fund"); (2) PIA-Monitrend Government Income Fund (the "Government Income Fund"); (3) Monitrend Growth and Income Fund (the "Growth and Income Fund"); (4) Monitrend Gold Fund (the "Gold Fund"); (5) Monitrend Growth Fund (the "Growth Fund"); (6) Monitrend Gaming and Leisure Fund (the "Gaming Fund"); and (7) Monitrend Technology Fund (the "Technology Fund") (collectively referred to herein as the "Funds").

     At present, the Company's only source of revenue is fee income from advisory services rendered to MONITR. MONITR currently pays the Company a management fee as a percentage of the net assets managed by the Company. The fees are based on an annual percentage rate computed daily of each fund's average daily net assets, which fees are reduced at various levels of assets under management. The annual percentage rate for the seven funds currently range from 0.375% up to 1.25%, but may be reduced if substantially higher asset levels are achieved.

The Company receives varying portions of the management fees based on the advisory capacity. As part of its investment advisory services for MONITR, the Company selects and directs the purchase and sale of the equities, government securities and cash equivalents comprising the funds.

MANAGEMENT'S REVIEW OF FIRST QUARTER DEVELOPMENTS

     There have been developments in several vital areas in the first quarter of 1996 that management feels were necessary to pursue in its continuing efforts to stabilize the Company's position. Management has identified one of these areas to be the pursuit of some form of business combination to provide an additional source of funds to the Company. Additionally, the Company has continued to attempt to identify expenses which could be reduced in an effort to increase revenues.

     As previously reported, the Company filed with the Securities and Exchange Commission (the "Commission") on February 10, 1994, a Current Report on Form 8-KSB for the purpose of disclosing that it had entered into a Share Purchase Agreement (the "Agreement") with Corporate Life Insurance Company, a Pennsylvania stock life insurance company ("CLIC"), on January 17, 1994. Under the terms of the Agreement, the Company was to issue shares of its common stock, par value $.001 per share (the "Shares") in exchange for $585,000 in cash and certain assets of CLIC valued at approximately $4,000,000. The Agreement and related transactions were scheduled to close on or about April 29, 1994, upon completion of the due diligence review by the Company and CLIC.

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

     Subsequently, in March 1994, the Company and BeneFund, Inc., a Colorado corporation ("BeneFund"), entered into a Share Purchase Agreement (the "Purchase Agreement") whereby BeneFund agreed to purchase the number of shares of the Company's common stock representing 80% of the issued and outstanding common capital stock of the Company, along with certain shares of the Company's preferred stock with par and stated value of approximately $3,301,932. Among the preclosing conditions to the Purchase Agreement, BeneFund and the Company agreed to exchange 1,000,000 restricted shares of the Company's common stock for 200,000 restricted shares of BeneFund's common stock. Prior to the consummation of the afore-referenced transaction, the Company will undertake certain corporate recapitalization activities in accordance with the terms and conditions of the Purchase Agreement. On November 16, 1994, BeneFund announced that James R. Hocking, previously a Chief Investment Officer with Citibank, U.S. Private Bank, and formerly a senior investment executive at Templeton International, Schroder Capital Management, John Hancock Mutual Life, and Continental Illinois National Bank, will head the financial services division after consummation of the transaction. Assuming satisfaction and performance of all preclosing conditions, it is anticipated that this transaction will be consummated as soon as practical, subject to requisite shareholder and regulatory approval.

          The Company is working toward an expanded relationship with Pacific Income Advisors and Capital Advisors Inc. All parties are working to complete related documentation and expect to finalize the transaction soon.

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

     In conjunction with the transaction with Pacific Income Advisors, the Monitrend Mutual Fund will move its corporate offices to Santa Monica, California.

          The existing Monitrend funds are designed to accommodate a diversified investor approach to the market. This allows an investor to control risk through diversification among professionally managed vehicles. The Company will continue to look for opportunities to create new funds which may increase assets under management.

     Through acquisition, merger or alliances, and with its own introduction of new funds, Monitrend expects to expand the number of funds it will offer to investors. Investment areas being considered for new funds include international securities funds, additional growth and income funds, international bond funds and others.

     Efforts to substantially increase assets under management, so as to enhance stockholder value, also include the continued exploration and development of strategic alliances with existing mutual funds, financial institutions and money management organizations.

LIQUIDITY AND CAPITAL RESOURCES:  MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company is registered under the Investment Advisers Act of 1940, as amended, and serves as investment adviser to one mutual fund, Monitrend Mutual Fund, pursuant to an Investment Advisory Agreement. At present, the Company receives revenues only by rendering advisory services to MONITR for advisory fees. The Company's ability to generate cash sufficient to meet its future operating needs depends upon its earning advisory fees. The amount of advisory fees received by the Company is determined by the amount of assets under management. Such fees are an important factor in determining the future liquidity of the Company as such fees are the Company's only present internal source of liquidity and the Company currently has no external source of liquidity. The Company has no material unused source of liquid assets. To augment its present operations, the Company may form or acquire management rights to additional series or mutual funds to which the Company would serve as investment adviser.

     The Company has agreed that it will furnish to MONITR, at the Company's expense, all office space and facilities, equipment and clerical personnel necessary for carrying out the Company's duties under the Investment Advisory Agreement. The Company will also pay all compensation of the trustees, officers and employees of MONITR who are affiliated persons of the Company. All costs and expenses not expressly assumed by the Company under the Investment Advisory Agreement shall be paid by MONITR, including, but not limited to, (i) interest and taxes; (ii) brokerage commissions; (iii) insurance premiums; (iv) compensation and expenses of its trustees other than those affiliated with the Company; (v) legal and audit expenses; (vi) fees and expenses of MONITR's administrator, custodian, stockholder servicing or transfer agent, and accounting services agent; (vii) expenses incident to the issuance of its shares, including issuance on the payment of, or reinvestment of, dividends;
(viii) fees and expenses incident to the registration under Federal or state securities laws of MONITR or its shares; (ix) expenses of preparing, printing and mailing reports and notices and proxy material to stockholders of MONITR;
(x) all other expenses incidental to holding meetings of MONITR's stockholders;
(xi) dues or assessments of or contributions to the Investment Company Institute or any successor; (xii) such non-recurring expenses as may arise, including litigation affecting MONITR and the legal obligations which MONITR may have to indemnify its officers and trustees with respect thereto; and (xiii) all expenses which MONITR agrees to bear in any distribution agreement or in any plan adopted by MONITR promulgated under the Exchange Act. The Company has agreed to reimburse MONITR for certain expenses above 1.45% of average net assets for four of the Funds. With regard to the other three Funds, the Company is not required by contract to reimburse said Funds for expenses but may do so based upon management's discretion or varying state regulations. The reimbursement was $255,204 for 1995, $154,101 for 1994, $90,126 for 1993,
$67,881 for 1992, $128,173 for 1991, $103,428 for 1990, and $100,891 for 1989.

     In general, MONITR pays the Company an annual management fee computed on the net asset value of MONITR. Nevertheless, if the expenses of MONITR (including the fees the Company and the administrator and amortization of organization expenses, but excluding interest, taxes, brokerage commissions, extraordinary expenses and sales charges, and distribution fees) for any fiscal year exceed the limits set by applicable regulations of state securities commissions, the Company will reduce its fee by the amount of such excess. Any such reductions are subject to readjustment during the year. The payment of the management fee will be reduced or postponed, or, if necessary, a refund will be made to MONITR so that at no time will there be an accrued but unpaid liability under this expense limitation. The provisions of the Investment Advisory Agreement requiring reimbursement and/or adjustments for certain fees and expenses may have a material impact on revenues, if any, of the Company.

     The amount of assets under management by the Company and fee revenues are indications of the Company's ability to maintain or achieve liquidity. Assets under management have generally declined since 1987. The Total Assets under Management on December 31 of each of the following full fiscal years were $9,062,806 for 1985, the first full year of operation; $27,956,108 for 1986; $27,116,529 for 1987; $20,768,108 for 1988; $17,085,727 for 1989; $17,903,745
for 1990; $17,869,860 for 1991; $9,823,606 for 1992, $9,028,089 for 1993, and
$6,852,942 for 1994. On December 31, 1995, the Government Income Fund had $936,980; the Gold Fund had $382,018; the Growth and Income Fund had $1,387,630; the Growth Fund had $474,719; the Gaming Fund had $390,441; the Technology Fund had $293,676; and the PIA Fund had $4,268,993. As of March 31, 1996, the Government Income Fund had $906,208; the Gold Fund had $2,146,450; the Growth and Income Fund had $1,388,895; the Growth Fund had $452,339; the Gaming Fund had $387,256; the Technology Fund had $463,869; and the PIA Fund had $4,190,709. If assets under management do not increase more substantially, the Company will have an uncertain ability to generate adequate revenues to meet its operating needs.

     Since inception of the Company in March 1984, the Company has incurred losses aggregating $1,629,002 at December 31, 1995. As of December 31, 1995, current assets were $6,325 and current liabilities exceeded current assets by approximately $552,064, compared with approximately a $490,878 deficiency of current assets versus current liabilities at the end of the fiscal year ended December 31, 1994. On March 31, 1996, the current assets of the Company were $6,376 and the current liabilities were $427,508. As of December 31, 1995, the Company's stockholders' equity was a deficit of $1,629,002; whereas, the stockholder's equity was at a deficit of $1,681,133 on March 31, 1996. Even though the Company will likely incur additional losses as it seeks to expand its business, the substantial operating cost savings that have recently been instituted as well as the introduction of new products and the planned strategic alliance with the investment group led by Lloyd McAdams and Heather U. Baines, Pacific Income Advisors and Capital Advisors Inc. should stabilize and bring the Company to profitability in the near future. However, the report of the Company's independent certified public accountants accompanying the Company's financial statements for the fiscal year ended December 31, 1995, contains an explanatory paragraph describing the uncertainties as to the ability of the Company to continue its operations due to among other things, prior losses. These losses were the result of expenses incurred in completing the development and marketing of the MONITR fund to which the Company serves as investment adviser and in pursuing the development of additional series of the Fund. Additionally, the Company must have the ability to pay those Advisory Fee and Expense Reimbursements as set forth in the Statements of Operations. Liquidity problems though have affected the Company's ability to expand its marketing efforts and may present problems as to the viability of the Company.

     Revenues from advisory fees have traditionally been reported as Total Revenues less the amount of Advisory Fee and Expense Reimbursement incurred. Revenue from advisory fees was $0.00 for the year ended December 31, 1995 as compared to $0.00 for the year ended December 31, 1994. In comparing the first quarter of 1996 to 1995, Total Revenues were $0.00 versus $0, respectively. Advisory Fee Expense and Reimbursement for the first quarter of 1995 to 1996 were $51,042 versus $35,611, respectively. Under the Investment Advisory Agreement with MONITR, the Company has agreed to reimburse MONITR for certain expenses above 1.45% of average net assets for four of the Funds. On the other three Funds, the Company is not required by contract to reimburse the Funds for expenses but may do so based upon management's discretion or varying state regulations.

     The Company supplements and augments its own technical and marketing staff and continues to operate under contract for marketing services with an affiliate of the management of the Company. For the year ended December 31, 1995, charges for marketing services were $15,000, as compared to $120,445 for 1994. For the year ended December 31, 1995, charges for technical services were $8,500, as compared to $91,640 for 1994. Subsequent to the quarter ending September 30, 1988, the Company amended its Marketing and Technical Services Agreements to reduce the minimum amounts that the Company was obligated to pay for technical and marketing services from $340,992 per year ($85,248 per quarter) to $199,992 per year ($49,998 per quarter). At present, the technical services are now provided by the Company using its own personnel. In addition, a portion of the technical services are provided by the Company's management and numerous outside services, including Chart Watch, Jim Jones, O'Neil, Standard & Poor's, Smith Barney and Salomon Brothers.

     In the opinion of management, the Company is dependent on the completion of the Purchase Agreement to satisfy its basic operational and cash requirements for the next 12 months; however the Company has taken a different avenue. See subsequent events. If the Company does not generate sufficient operating revenues or other cash flow based upon a minimum level of revenues necessary to support the Company's cost structure or the Company does not complete the Purchase Agreement with the investment group or another similar strategic alliance, then the Company must seek additional capital and may change the application of available fee revenues and other funds, if any, to enable the Company to meet basic operational needs. After the proceeds of the Purchase Agreement and the existing assets of the Company have been exhausted, management is uncertain as to whether ongoing advisory service operations will provide sufficient working capital, since the general effect of a declining portfolio of managed funds is a reduction of fees for advisory services.

     Management of the Company anticipates that the Company will incur substantial losses during fiscal year 1996 in the absence of the consummation of the Purchase Agreement with the investment group or another similar strategic alliance. During such period of time, expenditures are likely to exceed revenues received from advisory services, and losses during such time may consume all of the Company's financial resources. Marketing of existing and proposed funds may fail to significantly increase assets under management.
There is no assurance that if the marketing programs increase assets under management that revenues from future advisory service fees would increase or that the Company would become profitable. The Company cannot state whether future losses will exceed the Company's aggregate losses, excluding dividends on Preferred Stock, of $5,207,728 incurred from inception to December 31, 1995, since future revenues are dependent upon the results of the Company's marketing programs.

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

RESULTS OF OPERATIONS

     As of December 31, 1995, the Company had completed over eleven years of operations. Since its inception in March 1984, the Company has incurred losses aggregating $5,207,728 as of December 31, 1995. In the first three months of 1996, the Company incurred a net loss of $52,131, as compared for net loss of the same period of 1995 of $99,684. The Company's only source of revenue to date has been fee income from advisory services. Operating expenses have consisted principally of expenses incurred in establishing, registering, marketing, and obtaining technical services for the MONITR Fund, to which the Company serves as an investment adviser.

     For fiscal year ended December 31, 1989, 1990, 1991, 1992 fee income was $(27,721), $(174,150), $(110,852), $(67,881), and ($90,126) respectively. For the fiscal year ended December 31, 1994, fee income was $0.00, and in 1995 fee income was $0.00. Total revenues for the first three months of 1996 and 1995 were $0.00, respectively, based upon the new reporting requirements set forth previously. Advisory Fee and Expense Reimbursements for the first three months of 1996 and 1995 were $51,041 and $35,611, respectively. The Company incurred a net loss of $325,150 for 1995, as compared to a net loss of $739,006 for 1994, a net loss of $453,873 for 1993, a net loss of $537,740 in 1992, a net loss of $457,269 in 1991, a net loss of $486,965 in 1990, and a net loss of $528,809 in
1989. The net loss for the first quarter of 1996 was $52,131, as compared to a net loss of $99,684 for the same period of 1995.

     Marketing expenses have been reduced significantly in the past several years. During fiscal years ended December 31, 1989, 1990, 1991, 1992, 1993, 1994, and 1995 marketing service charges and marketing expenses were $171,050, $126,675, $187,562, $246,837, $138,628, $120,445, and $15,000, respectively.
For the first three months of 1996, marketing service charges were $0.00 as compared to $4,000 for the first three months of 1995. For the first quarter of 1996, marketing expenses were $0.00 as compared to $0.00 for the same three month time period in 1995.

     Certain operating expenses, principally marketing services (distinguished from marketing expenses) and technical services, are based on a monthly retainer agreement and a percentage of assets under management. Such expenses, therefore, will increase with assets under management. Since inception, the Company has not observed any material impact of inflation on expenses or revenues; however, the impact of inflation on the Company's expenses and revenues is not readily determinable.

     Professional fees decreased from $5,868 for the first three months of 1995 to $0.00 for the same time period of 1996.

     Assuming the completion of the plans, management believes that actions presently being contemplated to revise the Company's operating and financial structure, provide the opportunity for the Company to produce revenues during 1996.

     The Company contemplates initiating all or certain of the following measures to overcome its financial difficulties:

      a.  To expand customer service facilities and expand analytical staff;

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

      g.  Seek additional investors to build out new financial services.

While the Company anticipates that these measures will assist the Company in the strengthening of its financial position, there can be no assurance that any of the foregoing will improve the financial condition of the Company or allow it to continue as a going concern.

                        PART II.    OTHER INFORMATION


Item 1.   Legal Proceedings
-------   -----------------

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

Item 2.   Changes in Securities
------    ---------------------

          None.

Item 3.   Defaults upon Senior Securities
------    -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          None.

Item 5.   Other Information
------    -----------------

          SUBSEQUENT EVENTS. The Company has attempted to combine the Company with a number of investment partners. These parties have signed "Purchase Agreements" and invested cash and assets into the Company, but to date, have failed to complete the contracts. On May 7, 1996, Monitrend Investment Management, Inc. entered into an agreement in principle with an investment group led by Lloyd McAdams and Heather U. Baines, Pacific Income Advisors and Capital Advisors Inc. which called for a capital investment in MIMI and a three year agreement to provide facilities and management personnel. All parties were working to complete related documentation and expected to finalize the transaction within 30 days or sooner. The new management group had planned to build-up Monitrend's customer service facilities and expand Monitrend's analytical staff. This transaction required regulatory and stockholder approval before implementation. Even though all other parties did everything they had agreed to do, Capital Advisors, Inc. defaulted on the Purchase Agreement on September 16, 1996, and accordingly, all their rights and privileges have been forfeited because of non-performance. This failure of these contractural agreements has prevented the Company from implementing its expansion plans and caused the Company to develop new approaches to the core business. Under this setup, the fund advisors will make a substantial investment into the Monitrend Fund infrastructure, assume the costs of the day to day operating expenses, and absorb the risk of future expenses for the next year. The Company, while being relieved of operating expenses, will participate in future revenues once the funds reach profitability. Concerning future projects, the Company has negotiated a favorable cost structure for all necessary administrative agreements. Additionally, the Company is now moving forward on a plan with other potential investors, and will announce details of these negotiations upon completion.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Registrant:   MONITREND INVESTMENT MANAGEMENT, INC.



By:       /s/ Phillip R. Verrill
     ----------------------------
     Phillip R. Verrill, Director



Date: