Form 10QSB
period 1996-06-30
MONITREND INVESTMENT MANAGEMENT INC
filed 1997-05-19
CIK 811614

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                            ----------------------

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE TRANSITION PERIOD FROM ---------------------- TO -
          ------------------


                         Commission File No. 0-16462
                                -------------

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


As of June 30, 1996, 19,102,394 shares of Common Stock, $0.001 par value per share, 1,487,046 shares of Preferred Stock, $0.001 par value per share, and 3,189,378 shares of Series A Preferred Stock, $0.001 par value per share, were issued and outstanding.

                          -------------------------

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

Item 3.        Defaults upon Senior Securities - Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders - Not
               Applicable

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K - Not Applicable


Signatures
----------


                                   Item 1.
                                   ------

                             FINANCIAL STATEMENTS

                     Monitrend Investment Management, Inc.
                                 Balance Sheet
                                 June 30, 1996



ASSETS

First Tennessee Bank                                        $2.93
Investments                                              6,240.00
Receivable-Fund Advisors Inc.                          172,850.00
                                                       ----------

     TOTAL CURRENT ASSETS                                       $179,092.93
     TOTAL ASSETS                                               $179,092.93
                                                                 ----------



                      Monitrend Investment Management, Inc
                                 BALANCE SHEET
                                 June 30, 1996


LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES:

     Accounts Payable                                 $311,361.78
     Payable to Pallas Financial                        35,543.80
     Payable to E.Black                                  2,000.00
     Payable to Eminent Domain                          25,000.00
     Notes Payable                                   1,235,000.00
     Subscriptions Payable                             207,000.00
     Due to Monitrend Funds                            151,989.00
                                                     ------------

     TOTAL CURRENT LIABILITIES                                $1,967,894.58
                                                             --------------

EQUITY:

     Common Stock                                       19,103.00
     ConvertiblePreferred Stock                          1,487.00
     Preferred Stock, Series A                           3,189.00
     Additional Paid in Capital                      3,554,947.00
     Retained Earnings                             (5,207,727.62)
     NET INCOME (LOSS)                               (159,800.03)
                                                   --------------


     TOTAL EQUITY                                           $(1,788,801.65)
                                                            ---------------

     TOTAL LIABILITIES AND EQUITY                                $179,092.93
                                                                 -----------


                     Monitrend Investment Management, Inc.
                                INCOME STATEMENT
                                 FOR THE PERIOD


                                                    01/01/96--06/30/96
REVENUE                                                              0

EXPENSES:
Fund Reimbursement                                          132,357.95
Freight & Delivery                                            1,101.22
Accounting Fees                                               7,309.32
Interest                                                             0
Legal Fees                                                   16,923.65
Office Expense                                                    8.66
Postage and Freight                                             100.00
Technical Fees                                                  356.40
Transfer Agent                                                  705.21
Telephone                                                       937.62
                                                            ----------

     TOTAL EXPENSES                                          26,340.86

     NET OPERATING INCOME (LOSS)                          (159,800.03)

     NET INCOME (LOSS)                                    (159,800.03)
                                                          ------------


                                              MONITREND INVESTMENT MANAGEMENT, INC.
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           From December 31, 1995 through June 30, 1996



                                                                   Preferred Stock     Additional
                              Common Stock   Convertible Preferred   Series A                Paid    Accumulated
                      No./Shares    Amount   No./Shares    Amount  No./Shares  Amount  in Capital        Deficit          Total
                     -----------    ------   ----------   -------  ---------- -------  ----------    -----------    -----------
Balance at
  December 31, 1995   19,102,394    19,103    1,487,046     1,487   3,189,378   3,189   3,554,947   $(5,207,728)   $(1,629,002)

Net Loss                      --        --           --        --          --      --          --             --      (159,800)
                      ----------  --------   ----------    ------   ---------   -----   ---------    -----------   ------------

Balance at
  June 30, 1996       19,102,394    19,103    1,487,046     1,487   3,189,378   3,189   3,554,947   $(5,207,728)    $(1,788801)

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


MANAGEMENT'S REVIEW OF SECOND QUARTER DEVELOPMENTS

     There have been developments in several vital areas in the second quarter of 1996 that management feels were necessary to pursue in its continuing efforts to stabilize the Company's position. Management has identified one of these areas to be the pursuit of some form of business combination to provide an additional source of funds to the Company. Additionally, the Company has continued to attempt to identify expenses which could be reduced in an effort to increase revenues.

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

     On May 7, 1996 the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-KSB for the purpose of disclosing that it had entered into an agreement in principle with an investment group led by Lloyd McAdams and Heather U. Baines, Pacific Income Advisors and Capital Advisors Inc. which calls for a capital investment in the Company and a three year agreement to provide facilities and management personnel. All parties are working to complete related documentation and expect to finalize the transaction within 30 days or sooner. The new management group plans to build-up Monitrend's customer service facilities and expand the Company's analytical staff. (See subsequent events.)

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

     The amount of assets under management by the Company and fee revenues are indications of the Company's ability to maintain or achieve liquidity. Assets under management have generally declined since 1987. The Total Assets under Management on December 31 of each of the following full fiscal years were $9,062,806 for 1985, the first full year of operation; $27,956,108 for 1986; $27,116,529 for 1987; $20,768,108 for 1988; $17,085,727 for 1989; $17,903,745
for 1990; $17,869,860 for 1991; $9,823,606 for 1992, $9,028,089 for 1993, and
$6,852,942 for 1994. On December 31, 1995, the Government Income Fund had $936,980; the Gold Fund had $382,018; the Growth and Income Fund had $1,387,630; the Growth Fund had $474,719; the Gaming Fund had $390,441; the Technology Fund had $293,676; and the PIA Fund had $4,268,993. As of June 30, 1996, the Government Income Fund had $865,943; the Gold Fund had $1,343,712; the Growth and Income Fund had $1,711,994; the Growth Fund had $764,324; the Gaming Fund had $352,000; the Technology Fund had $715,028; and the PIA Fund had $4,121,782. If assets under management do not increase more substantially, the Company will have an uncertain ability to generate adequate revenues to meet its operating needs.

     Since inception of the Company in March 1984, the Company has incurred losses aggregating $5,207,728 at December 31, 1995. As of December 31, 1995, current assets were $6,325 and current liabilities exceeded current assets by approximately $552,064, compared with approximately a $490,878 deficiency of current assets versus current liabilities at the end of the fiscal year ended December 31, 1994. On June 30, 1996, the current assets of the Company were $6,242 and the current liabilities were $1,949,045. As of December 31, 1995, the Company's stockholders' equity was a deficit of $1,629,002; whereas, the stockholder's equity was at a deficit of $1,942,802 on June 30, 1996. Even though the Company will likely incur additional losses as it seeks to expand its business, the substantial operating cost savings that have recently been instituted as well as the introduction of new products and the planned strategic alliance with the investment group led by Lloyd McAdams and Heather U. Baines, Pacific Income Advisors and Capital Advisors Inc. should stabilize and bring the Company to profitability in the near future. However, the report of the Company's independent certified public accountants accompanying the Company's financial statements for the fiscal year ended December 31, 1995, contains an explanatory paragraph describing the uncertainties as to the ability of the Company to continue its operations due to among other things, prior losses. These losses were the result of expenses incurred in completing the development and marketing of the MONITR fund to which the Company serves as investment adviser and in pursuing the development of additional series of the Fund. Additionally, the Company must have the ability to pay those Advisory Fee and Expense Reimbursements as set forth in the Statements of Operations. Liquidity problems though have affected the Company's ability to expand its marketing efforts and may present problems as to the viability of the Company.

     Revenues from advisory fees have traditionally been reported as Total Revenues less the amount of Advisory Fee and Expense Reimbursement incurred. Revenue from advisory fees was $0.00 for the year ended December 31, 1995 as compared to $0.00 for the year ended December 31, 1994. In comparing the first quarter of 1996 to 1995, Total Revenues were $0.00 versus $0, respectively. Advisory Fee Expense and Reimbursement for the second quarter of 1995 to 1996 were $0 versus $0, respectively. Under the Investment Advisory Agreement with MONITR, the Company has agreed to reimburse MONITR for certain expenses above 1.45% of average net assets for four of the Funds. On the other three Funds, the Company is not required by contract to reimburse the Funds for expenses but may do so based upon management's discretion or varying state regulations.

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

RESULTS OF OPERATIONS

     As of December 31, 1995, the Company had completed over eleven years of operations. Since its inception in March 1984, the Company has incurred losses aggregating $5,207,728 as of December 31, 1995. In the first six months of 1996, the Company incurred a net loss of $159,800, as compared for net loss of the same period of 1995 of $189,079. The Company's only source of revenue to date has been fee income from advisory services. Operating expenses have consisted principally of expenses incurred in establishing, registering, marketing, and obtaining technical services for the MONITR Fund, to which the Company serves as an investment adviser.

     For fiscal year ended December 31, 1989, 1990, 1991, 1992 fee income was $(27,721), $(174,150), $(110,852), $(67,881), and ($90,126) respectively. For the fiscal year ended December 31, 1994, fee income was $0.00, and in 1995 fee income was $0.00. Total revenues for the first six months of 1996 and 1995 were $0.00, respectively, based upon the new reporting requirements set forth previously. Advisory Fee and Expense Reimbursements for the first six months of 1996 and 1995 were $80,613 and $106,280, respectively. The Company incurred a net loss of $325,150 for 1995, as compared to a net loss of $739,006 for 1994, a net loss of $453,873 for 1993, a net loss of $537,740 in 1992, a net loss of $457,269 in 1991, a net loss of $486,965 in 1990, and a net loss of $528,809 in
1989. The net loss for the second quarter of 1996 was $159,800, as compared to a net loss of $99,684 for the same period of 1995.

     Marketing expenses have been reduced significantly in the past several years. During fiscal years ended December 31, 1989, 1990, 1991, 1992, 1993, 1994, and 1995 marketing service charges and marketing expenses were $171,050, $126,675, $187,562, $246,837, $138,628, $120,445, and $15,000, respectively.
For the second three months of 1996, marketing service charges were $0.00 as compared to $4,000 for the second three months of 1995. For the second quarter of 1996, marketing expenses were $0.00 as compared to $0.00 for the same three month time period in 1995.

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

     Professional fees increased from $18,881 for the second three months of 1995 to $24,233 for the same time period of 1996.

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

                        PART II.    OTHER INFORMATION


Item 1.   Legal Proceedings
------    -----------------

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