Form 10QSB
period 1996-09-30
MONITREND INVESTMENT MANAGEMENT INC
filed 1997-05-19
CIK 811614

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                             -------------------

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE TRANSITION PERIOD FROM --------------------- TO --
          --------------------


                         Commission File No. 0-16462
                             --------------------

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

      Registrant's telephone number, including area code: (310)393-1424
                              -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No


As of September 30, 1996, 19,102,394 shares of Common Stock, $0.001 par value per share, 1,487,046 shares of Preferred Stock, $0.001 par value per share, and 3,189,378 shares of Series A Preferred Stock, $0.001 par value per share, were issued and outstanding.

                            ---------------------
                                    INDEX
                                    -----

Part I.   Financial Information
------    ---------------------

Item 1.        Financial Statements

                  Balance sheets

                  Statement of Operations (unaudited)

                  Statement of Changes in Stockholders' Equity (Deficiency)

                  Statement of Cash Flows (Unaudited)

                  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information
--------  ------------------

Item 1.        Legal Proceedings

Item 2.        Changes in Securities - Not Applicable

Item 3.        Defaults upon Senior Securities - Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders - Not
               Applicable

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K - Not Applicable


Signatures
----------


                                   Item 1.
                                   ------

                             FINANCIAL STATEMENTS


                     Monitrend Investment Management, Inc.
                                 Balance Sheet
                               September 30, 1996



ASSETS

First Tennessee Bank                                        $2.93
Investments                                              6,240.00
Allowance for doubtful accounts                      (165,850.00)
Receivable-Fund Advisors, Inc.                         165,850.00
                                                     ------------


                                                                  $6,242.93
     TOTAL CURRENT ASSETS
     TOTAL ASSETS                                                 $6,242.93
                                                                  ---------



                      Monitrend Investment Management, Inc
                                 BALANCE SHEET
                               September 30, 1996


LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES:

     Accounts Payable                                  $56,834.53
     Payable to McAdams/Baines                         274,000.00
     Payable to Pallas Financial                       111,861.69
     Payable to E.Black                                  2,000.00
     Payable to Eminent Domain                          25,000.00
     BeneFunds Received                                297,000.00
     Notes Payable                                   1,235,000.00
     Subscriptions Payable                              34,150.00
     Due to Monitrend Funds                            151,989.00
                                                     ------------

     TOTAL CURRENT LIABILITIES                                $2,246,045.52
                                                              -------------


EQUITY:

     Common Stock                                       19,103.00
     ConvertiblePreferred Stock                          1,487.00
     Preferred Stock, Series A                           3,189.00
     Additional Paid in Capital                      3,257,947.00
     Retained Earnings                             (5,207,727.62)
     NET INCOME (LOSS)                               (321,800.97)
                                                   --------------

     TOTAL EQUITY                                           $(2,239,802.59)
                                                            ---------------

     TOTAL LIABILITIES AND EQUITY                                 $6,242.93
                                                                  ---------


                     Monitrend Investment Management, Inc.
                                INCOME STATEMENT
                                 FOR THE PERIOD


                                                         01/01/96--09/30/96

REVENUE                                                                   0


EXPENSES:
Fund Reimbursement                                               191,568.25
Freight & Delivery                                                 1,101.22
Accounting Fees                                                    8,794.68
Interest                                                           3,000.00
Legal Fees                                                        18,820.26
Office Expense                                                    96,326.55
Postage and Freight                                                  100.00
Technical Fees                                                       356.40
Transfer Agent                                                       795.99
Telephone                                                            937.62
                                                                 ----------

  TOTAL EXPENSES                                                 129,131.50

  NET OPERATING INCOME (LOSS)                                  (321,800.97)

  NET INCOME (LOSS)                                            (321,800.97)
                                                              -------------


                                             MONITREND INVESTMENT MANAGEMENT, INC.
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                          From December 31, 1995 through Sept. 30, 1996


                                                                 Preferred Stock       Additional
                              Common Stock   Convertible Preferred   Series A                Paid    Accumulated
                      No./Shares    Amount   No./Shares    Amount  No./Shares  Amount  in Capital        Deficit          Total
                      ----------  --------   ----------   -------  ----------  ------  ----------   ------------   ------------
Balance at
  December 31, 1995   19,102,394    19,103    1,487,046     1,487   3,189,378   3,189   3,554,947   $(5,207,728)   $(1,629,002)

Net Loss                      --        --           --        --          --      --          --             --      (321,800)
                     -----------    ------    ---------   -------  ---------- -------   ---------    -----------   ------------

Balance at
  Sept 30, 1996       19,102,394    19,103    1,487,046     1,487   3,189,378   3,189   3,554,947   $(5,207,728)   $(1,950,801)


                     Monitrend Investment Management, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                    For the Period Ending September 30, 1996

Payable to Phillips
-------------------

     The Company received $20,000 for the purpose of covering necessary operating expenses related to a note payable with interest accrued. This Note was subsequently transferred to CCAJ Holding in Dallas, Texas, but as of this date has not been satisfied and therefore is still considered a liability.


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

THE COMPANY

     Monitrend Investment Management, Inc. (The Company) was formed to serve as a Registered Investment Advisor under the Investment Act of 1940, as amended (the "Investment Act"). The Company registered the Monitrend Mutual Fund (symbol: "MONITR"). MONITR is a diversified open-end investment company composed of seven (7) separate portfolios or series (collectively referred to herein as the "Funds"). Historically, the Company had served as advisor to the Fund and would have received advisory fees to the extent that fees offset expenses. However, past operations had led to operating deficits. The Company has developed new approaches to its core business. Uinder this setup, the fund advisors have made substantial investments into the Monitrend Fund infrastructure, assumed the cost of the day to day operating expenses, absorbed the registration expense and burden, and taken the risk of future expenses. The Company, while relieved of future operating expenses, will participate in future revenues once the funds reach profitability. If the Company identifies projects that management determines have the potential to be profitable, the Comapny has negotiated a favorable cost structure for all necessary administrative agreements and services. Additionally, the Company is now moving forward on a plan which could expand our activities into new financial service areas.

MANAGEMENT'S REVIEW OF THIRD QUARTER DEVELOPMENTS

     In addition to the aforementioned, there have been developments in several vital areas in the third quarter of 1996. Management is pursuing business combinations to provide stability to ongoing operations and provide additional sources of capital to the Company. Simultaneously, the Company has continued to attempt to identify expenses which can be reduced.

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

     On May 7, 1996 the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-KSB for the purpose of disclosing that it had entered into an agreement in principle with an investment group led by Lloyd McAdams and Heather U. Baines, Pacific Income Advisors and Capital Advisors Inc. which calls for a capital investment in the Company and a three year agreement to provide facilities and management personnel. All parties are working to complete related documentation and expect to finalize the transaction as quickly as practical. The new management group had planned to build-up the Company's customer service facilities and expand the Company's analytical staff. This transaction required regulatory and stockholder approval before implementation. Even though all other parties did everything they had agreed to do, Capital Advisors, Inc. defaulted on the Purchase Agreement on September 16, 1996, and accordingly, all their rights and privileges have been forfeited because of non-performance.

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

LIQUIDITY AND CAPITAL RESOURCES:  MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company is registered under the Investment Advisers Act of 1940, as amended. The Company's ability to generate cash sufficient to meet its future operating needs depends on the amount of assets under management. Such assets are an important factor in determining the future liquidity of the Company. The Company currently has no external source of liquidity. The Company has no material unused source of liquid assets. To augment its present operations, the Company may form or acquire management rights to additional series or mutual funds.

All costs and expenses not expressly assumed by the Advisors shall be paid by MONITR, including, but not limited to, (i) interest and taxes; (ii) brokerage commissions; (iii) insurance premiums; (iv) compensation and expenses of its trustees other than those affiliated with the Company; (v) legal and audit expenses; (vi) fees and expenses of MONITR's administrator, custodian, stockholder servicing or transfer agent, and accounting services agent; (vii) expenses incident to the issuance of its shares, including issuance on the payment of, or reinvestment of, dividends; (viii) fees and expenses incident to the registration under Federal or state securities laws of MONITR or its shares;
(ix) expenses of preparing, printing and mailing reports and notices and proxy material to stockholders of MONITR; (x) all other expenses incidental to holding meetings of MONITR's stockholders; (xi) dues or assessments of or contributions to the Investment Company Institute or any successor; (xii) such non-recurring expenses as may arise, including litigation affecting MONITR and the legal obligations which MONITR may have to indemnify its officers and trustees with respect thereto; and (xiii) all expenses which MONITR agrees to bear in any distribution agreement or in any plan adopted by MONITR promulgated under the Exchange Act. In the past, the Company has reimbursed MONITR for certain expenses above 1.45% of average net assets for four of the Funds. The reimbursement was $255,204 for 1995, $154,101 for 1994, $90,126 for 1993,
$67,881 for 1992, $128,173 for 1991, $103,428 for 1990, and $100,891 for 1989.

     In general, MONITR had paid the Company an annual management fee computed on the net asset value of MONITR. Nevertheless, if the expenses of MONITR (including the fees the Company and the administrator and amortization of organization expenses, but excluding interest, taxes, brokerage commissions, extraordinary expenses and sales charges, and distribution fees) for any fiscal year exceed the limits set by applicable regulations of state securities commissions, the Company will reduce its fee by the amount of such excess. Any such reductions are subject to readjustment during the year. The payment of the management fee will be reduced or postponed, or, if necessary, a refund will be made to MONITR so that at no time will there be an accrued but unpaid liability under this expense limitation. The provisions of the Investment Advisory Agreement requiring reimbursement and/or adjustments for certain fees and expenses may have a material impact on revenues, if any, of the Company. Under the arrangement outlined earlier, the shortfall is no longer the responsibility of the Company.

     The amount of assets under management by the Company are indications of the Company's ability to maintain or achieve liquidity. Assets under management have generally declined since 1987. The Total Assets under Management on December 31 of each of the following full fiscal years were $9,062,806 for 1985, the first full year of operation; $27,956,108 for 1986; $27,116,529 for 1987; $20,768,108 for 1988; $17,085,727 for 1989; $17,903,745 for 1990; $17,869,860
for 1991; $9,823,606 for 1992, $9,028,089 for 1993, and $6,852,942 for 1994.  On
December 31, 1995, the Government Income Fund had $936,980; the Gold Fund had $382,018; the Growth and Income Fund had $1,387,630; the Growth Fund had $474,719; the Gaming Fund had $390,441; the Technology Fund had $293,676; and the PIA Fund had $4,268,993. As of September 30, 1996, the Government Income Fund had $1,315,273; the Gold Fund had $1,443,765; the Growth and Income Fund had $1,415,697; the Growth Fund had $709,204; the Gaming Fund had $264,840; the Technology Fund had $817,630; and the PIA Fund had $4,254,841.

     Since inception of the Company in March 1984, the Company has incurred losses aggregating $5,207,728 at December 31, 1995. As of December 31, 1995, current assets were $6,325 and current liabilities exceeded current assets by approximately $552,064, compared with approximately a $490,878 deficiency of current assets versus current liabilities at the end of the fiscal year ended December 31, 1994. On September 30, 1996, the current assets of the Company were $6,242 and the current liabilities were $2,246,045. As of December 31, 1995, the Company's stockholders' equity was a deficit of $1,629,002; whereas, the stockholder's equity was at a deficit of $2,239,802 on September 30, 1996. The report of the Company's independent certified public accountants accompanying the Company's financial statements for the fiscal year ended December 31, 1995, contains an explanatory paragraph describing the uncertainties as to the ability of the Company to continue its operations due to among other things, prior losses. These losses were the result of expenses incurred in completing the development and marketing of the MONITR fund to which the Company serves as investment adviser and in pursuing the development of additional series of the Fund. Additionally, the Company must have the ability to pay those Advisory Fee and Expense Reimbursements as set forth in the Statements of Operations. Liquidity problems though have affected the Company's ability to expand its marketing efforts and may present problems as to the viability of the Company.

     Revenues from advisory fees have traditionally been reported as Total Revenues less the amount of Advisory Fee and Expense Reimbursement incurred. Revenue from advisory fees was $0.00 for the year ended December 31, 1995 as compared to $0.00 for the year ended December 31, 1994. In comparing the third quarter of 1996 to 1995, Total Revenues were $0.00 versus $0, respectively. Advisory Fee Expense and Reimbursement for the third quarter of 1996 was $191,568. Under the Investment Advisory Agreement with MONITR, the Company has agreed to reimburse MONITR for certain expenses above 1.45% of average net assets for four of the Funds. On the other three Funds, the Company is not required by contract to reimburse the Funds for expenses but may do so based upon management's discretion or varying state regulations.

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

RESULTS OF OPERATIONS

     As of December 31, 1995, the Company had completed over eleven years of operations. Since its inception in March 1984, the Company has incurred losses aggregating $5,207,728 as of December 31, 1995. In the third quarter of 1996, the Company incurred a loss of $321,800. The Company's only source of revenue to date has been fee income from advisory services. Operating expenses have consisted principally of expenses incurred in establishing, registering, marketing, and obtaining technical services for the MONITR Fund, to which the Company serves as an investment adviser.

     For fiscal year ended December 31, 1989, 1990, 1991, 1992 fee income was $(27,721), $(174,150), $(110,852), $(67,881), and ($90,126) respectively. For the fiscal year ended December 31, 1994, fee income was $0.00, and in 1995 fee income was $0.00. Total revenues for the third quarter of 1996 and 1995 were $0.00, respectively, based upon the new reporting requirements set forth previously. Advisory Fee and Expense Reimbursements for the third quarter of 1996 was $191,568. The Company incurred a net loss of $325,150 for 1995, as compared to a net loss of $739,006 for 1994, a net loss of $453,873 for 1993, a net loss of $537,740 in 1992, a net loss of $457,269 in 1991, a net loss of $486,965 in 1990, and a net loss of $528,809 in 1989. The net loss for the third quarter of 1996 was $321,800.

     Marketing expenses have been reduced significantly in the past several years. During fiscal years ended December 31, 1989, 1990, 1991, 1992, 1993, 1994, and 1995 marketing service charges and marketing expenses were $171,050, $126,675, $187,562, $246,837, $138,628, $120,445, and $15,000, respectively.
For the third quarter of 1996, marketing service charges were $0.00 as compared to $4,000 for the third quarter of 1995. For the third quarter of 1996, marketing expenses were $0.00 as compared to $0.00 for the same three month time period in 1995.

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

     Professional fees increased for the third quarter of 1996 to $27,615.

     Assuming the completion of the plans, management believes that actions presently being contemplated to revise the Company's operating and financial structure, provide the opportunity for the Company to produce revenues in the future.

     The Company contemplates initiating all or certain of the following measures to overcome its financial difficulties:

      a.  Seek additional investors to build out new financial services.

      b. Close unprofitable funds to reduce operating expenses for any funds which do not obtain break-even profitability within a reasonable period of time;

      c. Devote further attention to reduction of operating costs, including additional negotiations with service suppliers (fund custodian, administrative agent, accounting services, and the like);

      d.  Continued emphasis on marketing to accelerate growth;

      e.  Development of new funds and contemplated portfolio changes

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

          SUBSEQUENT EVENTS. The Company has signed a Letter of Intent with potential investors which calls for new capital to be invested into the Company. As the details are completed, the proper notification and filings will be submitted. The finalization of this transaction requires regulatory and stockholder approval before implementation.

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